Form 10-Q
period 2015-03-31
Zosano Pharma Corp
filed 2015-05-12
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2015, the registrant had a total of 11,941,035 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,917	$1,214
Accounts receivable	142	111
Prepaid expenses and other current assets	733	311

Total current assets	56,792	1,636
Restricted cash	35	35
Property and equipment, net	9,106	9,681
Other long-term assets	496	1,991

Total assets	$66,429	$13,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,208	$1,447
Accrued compensation	535	1,676
Deferred revenue	68	170
Related parties convertible notes (incl. accrued interest)	—	7,362
Secured promissory note, current portion (net of issuance cost and incl. accrued interest)	1,457	1,408
Freestanding warrant liability	—	300
Other accrued liabilities	380	992

Total current liabilities	3,648	13,355
Deferred rent	30	98
Related party note payable (incl. accrued interest)	11,057	10,761
Secured promissory note, net of issuance cost (incl. accrued interest)	2,166	2,530
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000 shares and 30,000 shares authorized as of March 31, 2015 and December 31, 2014, respectively; 11,932 shares and 5,165 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	192,574	125,062
Accumulated deficit	(143,047)	(138,464)

Stockholders’ equity (deficit)	49,528	(13,401)

Total liabilities and stockholders’ equity	$66,429	$13,343

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue:
License fees revenue	$102	$1,375
Collaborative development support services	116	226

Total revenue	218	1,601

Operating expenses:
Cost of license fees revenue	—	100
Research and development	3,070	2,885
General and administrative	1,299	1,184

Total operating expenses	4,369	4,169

Loss from operations	(4,151)	(2,568)
Other income (expense):
Interest expense, net	(492)	(301)
Other income	12	—
Warrant revaluation income	48	—

Loss before gain on debt forgiveness	(4,583)	(2,869)
Gain on debt forgiveness	—	497

Net loss	$(4,583)	$(2,372)

Net loss per common share – basic and diluted	$(0.47)	$(0.46)

Weighted-average shares used in computing net loss per common share – basic and diluted	9,786	5,107

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,583)	$(2,372)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	633	762
Stock-based compensation	29	53
Gain on debt forgiveness	—	(497)
Amortization of debt issuance cost	25	—
Accretion of interest payment	351	298
Revaluation of warrants to fair value	(48)	—
Deferred rent	(68)	(62)
Change in operating assets and liabilities:
Accounts receivable	(31)	(226)
Accounts receivable from joint venture partner	—	3,426
Prepaid expenses and other assets	(422)	380
Accounts payable	135	(1,696)
Accrued compensation and other accrued liabilities	(1,346)	(2,065)
Deferred revenue	(102)	(375)

Net cash flow used in operating activities	(5,427)	(2,374)

Cash flow from investing activities:
Purchase of property and equipment	(59)	(431)
Decrease in restricted cash	—	30
Increase in investment	(8)	(30)

Net cash flow used in investing activities	(67)	(431)

Cash flow from financing activities:
Proceeds from initial public offering of securities, net of underwriting commissions and discounts	47,140	—
Payment of deferred offering costs	(1,072)	—
Proceeds from a private placement concurrent with the initial public offering, net of private placement fee	14,475	—
Proceeds from exercise of stock options and issuance of common stock	2	—
Proceeds from borrowing under related parties bridge notes	—	2,500
Repayment of loan principal	(348)	—

Net cash flow provided by financing activities	60,197	2,500

Net increase in cash and cash equivalents	54,703	(305)
Cash and cash equivalents at beginning of period	1,214	5,913

Cash and cash equivalents at end of period	$55,917	$5,608

Supplemental cash flow information:
Interest paid	$118	$—
Non-cash investing and financing activities:
Conversion of debt to common stock	$7,407	$—
Accrued deferred offering cost	$290	$—
Reclassification of warrant liability to equity	$252	$—

The accompanying notes are an integral part of these consolidated financial statements.

Zosano Pharma Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1.	Organization

The Company

Zosano Pharma Corporation and subsidiaries (the Company) is a clinical stage specialty pharmaceutical company that has developed a proprietary transdermal microneedle patch system to deliver the Company’s proprietary formulations of existing drugs through the skin for the treatment of a variety of indications. The Company’s microneedle patch system offers rapid onset, consistent drug delivery, improved ease of use and room-temperature stability, benefits which the Company believes often are unavailable using oral formulations or injections. The Company’s microneedle patch system has the potential to deliver numerous medications for a wide variety of indications, in commercially attractive markets.

The Company has two wholly owned subsidiaries: ZP Opco, Inc. (Opco), through which the Company conducts its primary research and development activities, and ZP Group LLC, originally a joint venture with Asahi Kasei Pharma USA and which ceased operations in connection with the termination of the joint venture in December 2013. The Company operates in one business segment to develop human pharmaceutical products. Management uses one measurement of profitability and does not segregate its business for internal reporting.

Initial Public Offering and Concurrent Private Placement

On January 30, 2015, the Company completed its initial public offering, in which it sold 4,500,000 shares of its common stock at a price of $11.00 per share, resulting in net proceeds of approximately $44.2 million, after deducting underwriting discounts and commissions and other offering expenses. The common stock began trading on The NASDAQ Capital Market on January 27, 2015 under the ticker symbol “ZSAN.” Upon the closing of the Company’s initial public offering, the principal and all unpaid and accrued interest on the related parties convertible notes outstanding as of January 30, 2015, totaling $7.4 million, automatically converted into an aggregate of 792,182 shares of common stock at a price equal to 85% of the initial public offering price, resulting in the liability for such notes being reclassified to permanent equity. On February 27, 2015, the Company sold an additional 110,000 shares of its common stock at the initial public offering price of $11.00 per share, pursuant to the underwriters’ partial exercise of their over-allotment option, resulting in additional net proceeds of approximately $1.1 million after deducting underwriting discounts and commissions.

Concurrently with the closing of its initial public offering on January 30, 2015, the Company issued and sold 1,363,636 shares of its common stock to Eli Lilly and Company (Lilly) in a private placement pursuant to a common stock purchase agreement dated November 21, 2014 between the Company and Lilly, and received net proceeds of $14.5 million, after payment of a private placement fee.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and as required by Regulation S-X, Rule 10-01 for interim financial reporting. The preparation of the accompanying condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of March 31, 2015, and the condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014 are also unaudited. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014 included in the Form 10-K as filed with the Securities and Exchange Commission.

Consolidation

The consolidated financial statements include the accounts of Zosano Pharma Corporation, ZP Opco, Inc., and ZP Group LLC post-termination of the joint venture. Intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the three months ended March 31, 2015, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Below are those policies with current period updates:

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, printing and filing fees totaling approximately $1.8 million related to the initial public offering were capitalized and offset against proceeds from the initial public offering upon the closing of the offering in January 2015. As of December 31, 2014, approximately $1.5 million of expenses related to the initial public offering had been deferred as other long-term assets in the Company’s consolidated balance sheet.

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

For the three months ended March 31, 2015, the Company incurred research and development costs of approximately $0.1 million in support of the Company’s collaborative development services, approximately $1.4 million in connection with the Company’s research and development efforts, and approximately $1.6 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates. For the three months ended March 31, 2014, the Company incurred research and development costs of approximately $0.1 million in support of the Company’s collaborative development services to Novo Nordisk A/S (Novo Nordisk), approximately $1.4 million in connection with the Company’s research and development efforts and approximately $1.4 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). There have been no items qualifying as other comprehensive income (loss) and, therefore, for all periods presented, the Company’s comprehensive income (loss) was the same as its reported net income (loss) and accordingly, the condensed consolidated statement of comprehensive income (loss) is not presented in a separate statement.

Net Loss Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted- average number of common shares outstanding during the period, without consideration for potential dilutive common stock equivalents. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible promissory notes, warrants and options to purchase common stock are considered potential dilutive common stock equivalents. For the three months ended March 31, 2015 and 2014, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	March 31,
	2015	2014
	(unaudited; in shares)
Warrants to purchase common stock	31,674	—
Options to purchase common stock	496,659	447,991

	528,333	447,991

Recent Accounting Pronouncements

There have been no new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2015 as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that are of significance or potential significance to the Company.

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

The following tables set forth the fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level I	Level II	Level III	Total
	(unaudited; in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$—	$—	$35

	December 31, 2014
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$—	$—	$35
Financial Liabilities:
Freestanding warrant liability	$—	$—	$300	$300

The Company’s freestanding warrant liability, which is measured and disclosed at fair value on a recurring basis, is classified within the Level 3 designation. There were no transfers between levels within the fair value hierarchy during the periods presented. The following table presents changes in financial instruments measured at fair value using Level 3 significant unobservable inputs:

Warrant Liability
(in thousands)
Financial liabilities:
Balance at December 31, 2014	$300
Change in fair value of freestanding warrant liability (1) (unaudited)	(48)
Reclassification of warrant liability to equity (unaudited)	(252)

Balance at March 31, 2015 (unaudited)	$—

(1)	Change in fair value of the freestanding warrant liability is recorded as other income (expense) in the Company’s condensed consolidated statement of operations.

4.	Property and Equipment

	March 31, 2015	December 31, 2014
	(unaudited)
	(in thousands)
Laboratory and office equipment	$1,091	$1,043
Manufacturing equipment	10,712	10,712
Computer equipment and software	210	210
Leasehold improvements	15,838	15,838
Construction in progress	1,447	1,437

	29,298	29,240
Less: accumulated depreciation	(20,192)	(19,559)

	$9,106	$9,681

Depreciation and amortization expense was approximately $0.6 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

5.	Research and Development Collaboration and License Agreements

Collaboration Agreement with Novo Nordisk

        Pursuant to the collaboration agreement with Novo Nordisk, the Company has received an upfront payment of $1.0 million in 2014. The Company evaluated the upfront payment for the license of its technology and determined that the license does not have standalone value apart from the development support services. Accordingly, the license and the development support services are combined as one unit of accounting and the upfront payment is recorded as deferred revenue in the consolidated balance sheet and recognized as revenue over an estimated 16 months performance period that is consistent with the term of performance obligations under the specified feasibility study plan. The Company will continue to reevaluate the estimated performance period as the study progresses and adjust the period over which the upfront payment is recognized prospectively as needed.

Revenue from the reimbursement of research and development and out-of-pocket expenses is recognized as the related services were performed under the collaboration agreement on a time and material basis. The corresponding cost of service revenue is recorded as research and development expense in the consolidated statements of operations. For the three months ended March 31, 2015 and 2014, the Company recognized $46,000 and $0.2 million, respectively, as service revenue pursuant to the Novo Nordisk collaboration agreement. The Company recorded $53,000 and $0.1 million as cost of collaboration service revenue in connection with the Novo Nordisk collaboration agreement for the three months ended March 31, 2015 and 2014, respectively.

6.	Debt Financing

Conversion of Related Parties Convertible Promissory Notes

On January 30, 2015, upon the closing of the Company’s initial public offering, the principal and all unpaid and accrued interest on the September 2013, and the February and December 2014 convertible promissory notes outstanding as of January 30, 2015, totaling $7.4 million, automatically converted into an aggregate of 792,182 shares of common stock at a price equal to 85% of the initial public offering price, resulting in the liability for such notes being reclassified to permanent equity.

Senior Secured Term Loan with Hercules

On June 3, 2014, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules) which provided the Company $4.0 million in debt financing (the Hercules Term Loan). The agreement provides that amounts borrowed will be subject to an interest-only period beginning July 1, 2014 and expiring on December 31, 2014, followed by 30 equal monthly installment payments of principal and interest beginning January 1, 2015 at a variable rate of the greater of (i) 12.05%, or (ii) 12.05% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. In addition, the Company will be obligated to make an end-of-term payment of $100,000 at loan maturity or at the date the Company prepays the outstanding obligation. Further, should the Company elect to prepay the loan after the twelve month lock-in period, a 1% prepayment penalty on the outstanding principal will become due and payable. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties.

The Company incurred legal and closing costs in connection with the Hercules Term Loan that have been capitalized as debt issuance costs and are being amortized to interest expense over the term of the loan using the effective interest method. In addition, the Company issued a warrant to Hercules in connection with the Hercules Term Loan. (See Note 7 for a discussion on warrant to purchase common stock.)

Secured Financing with BMR

In connection with the recapitalization of the Company in April 2012, the Company renegotiated its lease agreement with its landlord, BioMed Realty Holdings, Inc. and affiliates (BMR Holdings), to include reduced rent obligations. In connection with the rent reduction, the Company issued a secured promissory note (the BMR Note) for the principal amount of approximately $8.6 million to BMR Holdings, which was subsequently assigned to its affiliate BMV Direct SOTRS LP, and all previously accrued interest, unpaid rent, future rent obligations and other fees due to BMR Holdings were either rolled into the BMR Note or eliminated. The BMR Note is a four-year non-callable promissory note that bears interest at the rate of 8% per annum, compounded annually. All principal and interest are due and payable to BMV Direct SOTRS LP on the earliest of (i) April 26, 2016, (ii) the closing of a sale of the Company, as defined under the terms of the BMR Note, or (iii) the date that any distribution is made, as defined under the terms of the BMR Note.

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

The BMR Note is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties. In exchange for its agreement to subordinate the BMR Note to the Hercules Term Loan, the Company issued, in June 2014, 31,250 shares of common stock to BMV

Direct SOTRS LP. The Company recorded the fair value of the common stock issued to BMV Direct SOTRS LP as a cost of debt subordination and reported the amount as other expense in its consolidated statement of operations for the year ended December 31, 2014.

For the three months ended March 31, 2015 and 2014, total interest expense on the Company’s short-term convertible promissory notes was $45,000 and $0.1 million, respectively, and interest expense on the Company’s related party note payable and long-term secured promissory notes was $0.4 million and $0.2 million, respectively.

7.	Warrant to Purchase Common Stock

In connection with the Hercules Term Loan, the Company issued a warrant to purchase $280,000 worth of the Company’s stock at a price per share equal to the lower of (i) lowest price per share of stock sold in the Company’s next round of private equity financing resulting in gross proceeds of at least $3.0 million prior to the closing of the Company’s initial public offering, and (ii) $8.84 per share. The warrant was initially recorded on the Company’s consolidated balance sheet at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the debt repayment period using the effective interest method. The warrant liability was revalued at each subsequent balance sheet date through December 31, 2014, with fair value changes recognized as warrant revaluation income (expense) in the accompanying condensed consolidated statements of operations. As a result of the pricing of the Company’s initial public offering on January 27, 2015, the settlement adjustment to the exercise price was effectively fixed, resulting in the warrant being exercisable for 31,674 shares (warrant amount of $280,000 divided by $8.84 per share) of the Company’s common stock. Accordingly, management concluded that the requirements for equity classification under ASC 815-40-25-10 have been met and effected a reclassification of the warrant liability of $0.3 million to equity. The warrant is exercisable at any time, in whole or in part, until five years from the date of the Company’s IPO. For the three months ended March 31, 2015, the Company recorded other income of approximately $48,000 related to the change in fair value of the warrant before equity reclassification, which was determined by using the Black-Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.32%; and no dividend yield.

8.	Commitments and Contingencies

The Company has an operating lease with an affiliate of BMR for its office, research and development, and manufacturing facilities in Fremont, California. The Company executed an amendment to the lease in April 2012 which extended the lease term through March 2019 and provided a reduction in annual rents due to a potential reduction of premises from a recapturable premises clause. The Company records rent expense under the lease on a straight-line basis over the term of the lease. The difference between the actual lease payments and the expense recognized under the lease, along with the unamortized tenant improvement allowances, resulted in a net deferred rent liability of $30,000 and $98,000 as of March 31, 2015 and December 31, 2014, respectively.

For the three months ended March 31, 2015 and 2014, rental expense under operating leases was $0.2 million and $0.2 million, respectively.

As of March 31, 2015, future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows (in thousands):

2015	$462
2016	630
2017	632
2018	651
2019	163

$2,538

9.	Stock-Based Compensation

As of March 31, 2015, the Company has reserved 1.4 million shares of common stock for issuance under the 2014 Equity and Incentive Plan (the 2014 Plan). As of March 31, 2015, the Company had not issued any options or awards under the 2014 Plan. In connection with the Company’s initial public offering of its common stock in January 2015, the Company’s board of directors terminated the 2012 Equity Incentive Plan (the 2012 Plan) effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan. However, the awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan.

The following table summarizes option and award activity and related information:

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	28,701	497,753	$1.59	6.77
Granted	—	—
Exercised/vested and released	—	(1,094)	$1.40
Cancelled/forfeited	—	—

Balance at March 31, 2015	28,701	496,659	$1.59	6.52

Exercisable at March 31, 2015		240,817	$1.52	5.62	$2,069

Vested and expected to vest at March 31, 2015		476,842	$1.60	6.43	$4,056

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing market value of the Company’s common stock as reported on NASDAQ as of March 31, 2015.

The following summarizes the composition of stock options outstanding and exercisable as of March 31, 2015:

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (in years)
$1.28	10,523	9.05
$1.40	130,650	7.63
$1.54	94,337	2.25
$4.52	5,306	9.28

$1.28 - $4.52	240,817	5.62

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended March 31,
	2015	2014
	(unaudited; in thousands)
Research and development	$11	$23
General and administrative	18	30

Total stock-based compensation expense	$29	$53

At March 31, 2015, the Company had $0.3 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.41 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 26, 2015. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward- looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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

Recent Developments

Initial Public Offering and Concurrent Private Placement

On January 30, 2015, we completed our initial public offering, or IPO, in which we sold 4,500,000 shares of our common stock at an IPO price of $11.00 per share. As a result of the IPO, we received gross proceeds of approximately $49.5 million, which resulted in net proceeds to us of approximately $44.2 million after deducting underwriting discounts and commissions and payment of offering expenses. On February 27, 2015, we sold an additional 110,000 shares of our common stock at the IPO price of $11.00 per share pursuant to the underwriters’ partial exercise of their over-allotment options, resulting in additional net proceeds of approximately $1.1 million after deducting underwriting discounts and commissions. In addition, in connection with the completion of our IPO, all of our outstanding related parties convertible notes were converted into shares of common stock.

Concurrently with the closing of our IPO, we issued and sold 1,363,636 shares of our common stock to Eli Lilly and Company, or Lilly, in a private placement pursuant to a common stock purchase agreement dated November 21, 2014 between us and Lilly, and received net proceeds of $14.5 million, after deducting a private placement fee.

Daily ZP-PTH – our osteoporosis opportunity in collaboration with Eli Lilly and Company

Our product candidate Daily ZP-PTH is our proprietary formulation of teriparatide, a synthetic form of parathyroid hormone, which we refer to as PTH 1-34, or PTH, which regulates serum calcium, to be administered daily for the treatment of severe osteoporosis. Osteoporosis is a disease primarily affecting post-menopausal women that is characterized by low bone mineral and structural deterioration of bone tissue, which can lead to an increase in bone fractures. In November 2014, we entered into a strategic partnership and license agreement with Lilly to develop one or more ZP-PTH microneedle patch products, with the initial product candidate being Daily ZP-PTH. Under the terms of the agreement, we have granted to Lilly an exclusive, worldwide license to commercialize ZP-PTH in all dosing frequencies, including Daily ZP-PTH. We intend to conduct our Phase 3 clinical trial of Daily ZP-PTH after having additional meetings with the United States Food and Drug Administration, or FDA, and regulatory authorities in Japan to discuss and seek renewed consensus on our development plan for Daily ZP-PTH, and expect to complete these discussions with regulatory authorities by the end of 2015. Currently, we are scaling up our manufacturing operations to actively prepare for the production of Daily ZP-PTH clinical trial materials for the Phase 3 clinical trial, which we expect to commence in the first quarter of 2016.

ZP-Glucagon – our hypoglycemia opportunity

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

Current Phase 2 clinical trial

We are currently conducting a Phase 2 clinical trial of ZP-Glucagon in Australia to evaluate the performance of ZP-Glucagon in type 1 diabetic patients at 0.5 milligram, or mg, and 1.0 mg doses, with induction of hypoglycemia, in comparison to comparable doses of glucagon administered by intramuscular injection. This Phase 2 clinical trial is investigating the safety and efficacy of ZP-Glucagon in the treatment of insulin-induced hypoglycemia in diabetic patients (as opposed to healthy volunteers, as used in our Phase 1 trial). Based on the higher bioavailability results (which is the degree and rate at which an administered dose of unchanged drug is absorbed into the body and reaches the blood) from our Phase 1 trial of ZP-Glucagon, it is possible that we could have a therapeutic patch dose with a coated amount less than 1 mg. Therefore, in our Phase 2 trial, we are testing both a single patch dose of 0.5 mg and two patches of 0.5 mg (total dose of 1.0 mg) compared to 0.5 mg and 1.0 mg of intramuscular injection. We expect this clinical trial to inform our target dose for, and give us guidance to adequately power, a pivotal Phase 3 clinical trial. We commenced, or treated the first patient in, this Phase 2 clinical trial in January 2015. Enrollment has been slower than expected due to the requirement of hypoglycemic induction in diabetics. To mitigate this slower than expected enrollment, we have added an additional site to the study, and now expect to complete this Phase 2 clinical trial in the third quarter of 2015.

Planned pivotal Phase 3 clinical trial

We plan on conducting a single, open-label, crossover non-inferiority pivotal study for our Generation 1 ZP-Glucagon product candidate with Novo Nordisk’s glucagon product, GlucaGen®, as the active comparator, in approximately 100 diabetic patients in approximately 25 centers. This pivotal study will be a larger version of our Phase 2 clinical trial of ZP-Glucagon. We expect to commence our planned Phase 3 clinical trial upon successful completion of our Phase 2 clinical trial and filing of an investigational new drug application, or IND, with the FDA.

ZP-Triptan – our migraine opportunity

Our product candidate ZP-Triptan is our proprietary formulation of zolmitriptan, one of a class of serotonin receptor agonists known as triptans, used for the treatment of migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound.

Planned Phase 1 clinical trial

Our planned Phase 1 clinical trial of ZP-Triptan will be conducted in Australia and designed to compare the pharmacokinetic and safety / tolerability profiles of escalated patch doses of zolmitriptan to those of one subcutaneous injection of sumatriptan, a synthetic triptan used for the treatment of migraine, in healthy volunteers. We intend to complete this Phase 1 clinical trial by the end of the fourth quarter of 2015, using an active injectable comparator to assess the relative speed of onset of ZP-Triptan compared to an injectable. The results of the ZP-Triptan Phase 1 clinical trial will guide the dose selection of our planned Phase 2 clinical trial of ZP-Triptan.

Planned Phase 2 and Phase 3 clinical trials

Our Phase 2 clinical trial will be designed to assess the safety and efficacy of ZP-Triptan patches in the acute treatment of migraine in adults. This study is expected to be a randomized, controlled double-blind, parallel-group study with 200 migraine patients each of whom would be administered a ZP-Triptan patch coated with zolmitriptan, a placebo patch and a subcutaneous injection of sumatriptan. We expect to discuss our planned Phase 2 and Phase 3 clinical trials of ZP-Triptan with the FDA after the completion of our planned Phase 1 clinical trial.

Type 2 diabetes – our collaboration with Novo Nordisk

In January 2014, we entered into a strategic partnership and license agreement with Novo Nordisk A/S, or Novo Nordisk, to develop a microneedle patch product to administer semaglutide, Novo Nordisk’s investigational proprietary human glucagon-like peptide-1 analogue, or GLP-1, to be applied once weekly for the treatment of type 2 diabetes. We received an upfront payment of $1 million upon entering into the agreement. We are currently conducting a feasibility study in collaboration with Novo Nordisk.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our statements of operations, liquidity and financial condition.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2015, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.

Financial Operations Overview

As of March 31, 2015, we had an accumulated deficit of approximately $143.0 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional collaboration revenue in the future, whether pursuant to our agreement with Lilly, our agreement with Novo Nordisk or any other partnership that we might pursue.

We expect our research and development expenses and manufacturing expenses related to clinical trials to increase significantly as we continue to advance our product candidates through clinical development. Because of the numerous risks and uncertainties associated with our technology and drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability.

Revenue

Our revenue to date has been generated primarily from non-refundable license fee payments and reimbursements for research and development expenses under our prior collaboration and license agreements with Asahi Kasei Pharma Corporation, or Asahi, and our existing strategic partnership and license agreement with Novo Nordisk. Through March 31, 2015, we had received a non-refundable upfront license fee payment of $1.0 million from Novo Nordisk under the strategic partnership and license agreement, which was recorded as deferred revenue and will be recognized over the performance period as determined by us. In addition, reimbursements from Novo Nordisk for development support services and out-of-pocket expenses in connection with the strategic partnership will be recognized as service revenue when service is rendered and cost of material is incurred. Through March 31, 2014, we had received an aggregate of $16.5 million under the license agreement with Asahi which was terminated in January 2014.

Cost of license fees revenue

We are a party to an intellectual property license agreement dated October 5, 2006, as amended, with ALZA Corporation, or ALZA, under which we license certain patents and patent applications from ALZA on an exclusive basis worldwide. Cost of license fees revenue represents our payment obligations to ALZA under the intellectual property license agreement. Under the terms of the agreement, we are obligated to pay ALZA royalties on sales by us of products that would otherwise infringe one of the licensed patents or that is developed by us based on certain ALZA know-how or inventions, and to pay ALZA royalties on sales by our sublicensees of such products. We are also obligated to pay ALZA a percentage of non-royalty revenue, defined as upfront payments, milestone payments and all other considerations (other than royalties), that we receive from our sublicensees on third party products where no generic equivalent is available to the public. Pursuant to the agreement with ALZA, we are obligated to make the respective payments to ALZA for each milestone received under our agreement with Novo Nordisk beginning with the upfront payment we received upon execution of the Novo Nordisk agreement. The payment of $0.1 million made to ALZA in respect of the upfront payment we received upon execution of the Novo Nordisk agreement was charged to expense in our condensed consolidated statement of operations for the three months ended March 31, 2014.

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our proprietary product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist of:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	fees paid to contract research organizations, or CROs, clinical consultants, clinical trial sites and vendors, including institutional review boards, or IRBs, in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of our transdermal microneedle patch system, including fees paid to contract manufacturing organizations, or CMOs;

•	fees paid to conduct nonclinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	other consulting fees paid to third parties; and

•	allocation of certain shared costs, such as facilities-related costs and IT support services.

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

Other expenses

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our short-term borrowings and long-term debt and the amortization of debt discount and issuance costs. Interest expense for the three months ended March 31, 2015 reflects accrued interest on both the related parties convertible promissory notes issued in September 2013, February 2014 and December 2014 and the April 2012 secured promissory note payable to BMV Direct SOTRS LP, one of our largest stockholders, as well as accrued and paid interest related to the term loan with Hercules Technology Growth Capital, Inc., or Hercules, and the related amortization of debt discount and issuance costs. Interest expense for the three months ended March 31, 2014 reflects accrued interest on the related parties convertible promissory notes issued in September 2013 and in February 2014, and accrued interest on the secured promissory note payable to BMV Direct SOTRS LP.

Other income (expense). Other income or expense consists of certain miscellaneous income or expenses that are not included in other categories of the consolidated statement of operations.

Warrant revaluation. Warrant revaluation income or expense resulted from the re-measurement of our common stock warrant liability issued in connection with the Hercules loan. We record changes to the fair value of the common stock warrants as income or loss at each balance sheet date until they are exercised, reclassified, expire or converted into shares of our common stock. For the three months ended March 31, 2015, we recorded an income of $48,000 reflecting the change in fair value of the warrant liability before the liability was reclassified to equity.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(In thousands)
Revenue
License fee revenue	$102	$1,375	$(1,273)	-93%
Collaborative development support services	116	226	(110)	-49%

Total revenue	$218	$1,601	$(1,383)	-86%

Total revenue decreased $1.4 million, or 86%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily due to the $1.1 million of contract revenue we earned in 2014 under our license agreement with Asahi that did not recur in 2015 as a result of the termination of the license agreement, and an approximately $0.3 million reduction in license fee revenue and related development support service revenue under our collaboration and license agreement with Novo Nordisk as a result of a related feasibility study nearing completion.

Cost of license fees revenue

	Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(In thousands)
Cost of license fees revenue	$—	$100	$(100)	-100%

There was no cost of license fees revenue in the three-month period ended March 31, 2015. Cost of license fees revenue was $0.1 million for the three months ended March 31, 2014 due to the royalty payment to ALZA attributable to our receipt of a $1.0 million license fee from Novo Nordisk upon execution of our collaboration and license agreement with Novo Nordisk in January 2014.

Research and development expenses

	Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(In thousands)
Research and development	$3,070	$2,885	$185	6%

Research and development expenses increased $0.2 million, or 6%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily due to the commencement of our Phase 2 clinical trial of our ZP-Glucagon product candidate in Australia.

General and administrative expenses

	Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(In thousands)
General and administrative	$1,299	$1,184	$115	10%

General and administrative expenses increased $0.1 million, or 10%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily due to increased administration expenses associated with being a public company.

Other Income (Expense)

	Three Months Ended March 31,		Change
	2015	2014	Amount	%
	(In thousands)
Interest expense, net	$(492)	$(301)	$(191)	63%
Other income	12	—	12	100%
Warrant revaluation income	48	—	48	100%

Interest expense, net, increased $0.2 million, or 63%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily due to the incremental interest expense incurred in connection with our December 2014 bridge financing as well as interest expense on the term loan we entered into with Hercules in June 2014.

Other income for the three months ended March 31, 2015 primarily consisted of reimbursements from an insurance claim related to water damage to our facility in Fremont, California in October 2014.

Warrant revaluation income for the three months ended March 31, 2015 resulted from the re-measurement of the fair value of our common stock warrant liability issued in connection with the Hercules loan in June 2014.

Gain on Debt Forgiveness

	Three Months Ended Year Ended December 31,		Change
	2015	2014	Amount	%
	(In thousands)
Gain on debt forgiveness	—	497	(497)	-100%

The gain on debt forgiveness of $0.5 million was due to a one-time transaction in March 2014 resulting from the cancellation of ZP Group LLC’s revolving line of credit with Asahi Kasei Pharma USA, pursuant to the provisions of our joint venture termination agreement with Asahi.

Liquidity and Capital Resources

Since our inception in October 2006, we have funded our operations primarily through private placements of our preferred stock, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of March 31, 2015, had an accumulated deficit of $143.0 million. We expect to incur additional losses in the future to conduct research and development on our product candidates and to conduct pre-commercialization manufacturing activities.

On January 30, 2015, we completed our initial public offering, in which we issued 4,500,000 shares of our common stock at a price of $11.00 per share, resulting in net proceeds of approximately $44.2 million, after deducting underwriting discounts and commissions and payment of offering expenses. Concurrent with the closing of our initial public offering on January 30, 2015, we issued and sold an additional 1,363,636 shares of our common stock to Lilly in a separate private placement for net proceeds of $14.5 million, after deducting a private placement fee. On February 27, 2015, we issued and sold an additional 110,000 shares of our common stock at a price of $11.00 per share pursuant to the partial exercise of the overallotment option granted to the underwriters in our initial public offering, resulting in net proceeds to us of approximately $1.1 million after deducting underwriting discounts and commissions. As of March 31, 2015, we had approximately $55.9 million in cash and cash equivalents.

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

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(5,427)	$(2,374)
Investing activities	(67)	(431)
Financing activities	60,197	2,500

Net increase (decrease) in cash and cash equivalents	$54,703	$(305)

Operating Cash Flow: Net cash used in operating activities was $5.4 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used during the first three months of 2015 was primarily the result of clinical and non-clinical costs, personnel costs related to the rehiring of key personnel with critical manufacturing know-how upon the termination of our joint venture with Asahi in ZP Group LLC and executive hiring, professional fees and administrative expenses incurred in the course of our continuing operations. Net cash used during the first three months of 2014 was primarily the result of personnel-related costs, clinical trial costs, professional fees and administrative expenses, partially offset by the collection of our receivables from Asahi of approximately $3.4 million as final settlement of our joint venture in ZP Group LLC.

Investing Cash Flow: Net cash used in investing activities was $67,000 and $0.4 million for the three months ended March 31, 2015 and 2014, respectively. Net cash used in investing activities during the first three months of 2015 included the purchase of lab equipment to support our research and development efforts. During the first three months of 2014, net cash used in investing activities included the purchase of manufacturing equipment to support the clinical trial material production of our transdermal microneedle patch for our Weekly ZP-PTH, ZP-Glucagon and ZP-Triptan clinical programs.

Financing Cash Flow: Net cash provided by financing activities was $60.2 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Net cash generated by financing activities during first three months of 2015 included approximately $60.0 million of net proceeds from our initial public offering of securities and concurrent private placement with Lilly. Net cash generated from financing activities in first three months of 2014 included $2.5 million from the issuance of convertible promissory notes to related parties.

Contractual Obligations and Commitments

Our main contractual obligations as of March 31, 2015 consist of operating leases of $2.1 million and long-term debt obligations of $16.8 million (of which $4.5 million is included as accrued interest). Operating leases represent our future minimum rental commitments under our operating leases. Long-term debt obligations include our secured promissory note payable to BMV Direct SOTRS LP and our secured term loan facility with Hercules. Our contractual obligations decreased by approximately $7.4 million from December 31, 2014 reflecting conversion of our related parties convertible promissory notes to permanent equity upon the closing of our initial public offering on January 30, 2015.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our business is primarily conducted in U.S. dollars except for our agreement with our contract research organization to conduct clinical trials in Australia and Canada. Due to the fact that both Australian and Canadian dollars are highly traded currencies and given the stable and sovereign economies of these countries, we do not believe that our foreign exchange risk is material. However, if we should increase our business activities that require the use of foreign currencies, we may incur losses if the Australian or Canadian dollars and other such currencies strengthen against the U.S. dollar.

Interest Rate Risk

As of March 31, 2015, we had cash and cash equivalents of $55.9 million, consisting of non-interest bearing bank deposits. Our exposure to interest rate risk is limited to our cash equivalents, which consist of accounts maintained in money market funds. We have assessed that there is no material exposure to interest rate risk given the nature of money market funds. In general, money market funds are not subject to interest rate risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, our interest income fluctuates with short-term market conditions.

In the future, we anticipate that our exposure to interest rate risk will primarily be related to our investment portfolio. We intend to invest any surplus funds in accordance with a policy approved by our board of directors which will specify the categories, allocations, and ratings of securities we may consider for investment. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating requirements. Our investment policy also specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

Credit Risk

Our accounts receivable are due primarily from one collaboration partner, Novo Nordisk. As of March 31, 2015, our receivables from Novo Nordisk totaled $0.1 million. We do not believe that our credit risk is material.

Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with a high credit quality financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents since inception.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, our management previously determined that as of December 31, 2014 we had a material weakness in our internal control over financial reporting due to the fact that we did not have the appropriate resources with the appropriate level of experience and technical expertise to provide oversight over the timely preparation and review of schedules necessary for the preparation of our financial statements and to make certain U.S. GAAP accounting judgments. Notwithstanding the existence of this material weakness, our management has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in accordance with U.S. GAAP for each of the periods presented.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

As previously disclosed in connection with the material weakness referenced above, we began implementing a number of measures to remediate the material weakness and strengthen our internal control over financial reporting. Management has implemented, or continued to implement, the following measures during the three months ended March 31, 2015:

•	during the first quarter of 2015, we recruited and hired additional accounting staff with technical expertise to ensure the proper application of U.S. GAAP and expect to continue to expand our finance and accounting staff and to enhance our financial reporting systems;

•	we are implementing revised policies and procedures and enhancing our review of complex collaboration transactions to ensure consistent application of U.S. GAAP and enhanced internal control over financial reporting; and

•	we are increasing the level of preparation and review of our financial statements, and in connection therewith, we are implementing additional control procedures as part of our quarter and year-end close processes as well as adding resources in connection with our review of key financial estimates, including fixed assets control procedures, share-based compensation expense, and indebtedness.

Except for these remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2015. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 30, 2015, we issued and sold 1,363,636 shares of our common stock, $0.0001 par value per share, to Eli Lilly and Company, or Lilly, pursuant to a common stock purchase agreement dated as of November 21, 2014 between us and Lilly, for an aggregate cash purchase price of $14,999,996. We paid a private placement fee in an amount equal to 3.5% of the aggregate cash purchase price for the shares, or $525,000, to the representatives of the underwriters in our initial public offering of common stock, the closing of which took place concurrently with our issuance and sale of the shares of common stock to Lilly.

The issuance and sale of the shares to Lilly was deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as a transaction by an issuer not involving any public offering. Lilly represented and warranted to us in the common stock purchase agreement that Lilly was acquiring the shares for its own account, for investment and not for, with a view to, or in connection with, any distribution or public offering thereof within the meaning of the Securities Act, and that Lilly was an “accredited investor” as used in Regulation D promulgated under the Securities Act for purposes of acquiring the shares. We reasonably believed immediately prior to our issuance and sale of the shares to Lilly that Lilly was acquiring the shares for its own account, for investment and not for, with a view to, or in connection with, any distribution or public offering thereof, and that Lilly was an accredited investor.

Use of Proceeds

On January 30, 2015, we consummated the closing of our initial public offering of common stock pursuant to our Registration Statement on Form S-1 (File No. 333-196983), as amended, which was declared effective by the Securities and Exchange Commission, or SEC, on January 26, 2015. We have deposited all of such proceeds in non-interest bearing bank accounts. We intend to invest any surplus funds in accordance with an investment policy subsequently approved by our board of directors which specifies the categories, allocations, and credit ratings of securities we may consider for investment. We will use these funds to finance our research and development operations primarily over the next 12 months.

As of March 31, 2015, we have used approximately $1.0 million of the net offering proceeds to fund continued advancement of our ZP-Glucagon, Daily ZP-PTH, and ZP-Triptan product candidates, approximately $0.3 million to service our debt obligation with Hercules, approximately $0.3 million to expand and enhance our manufacturing capabilities, and approximately $4.1 million for working capital and other general corporate purposes. There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 27, 2015.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

On February 26, 2015, the Compensation Committee of our Board of Directors approved the payment of non-equity incentive plan compensation in respect of the year ended December 31, 2014 for our named executive officers, including our Chief Executive Officer, and for our Chief Financial Officer. The non-equity incentive plan compensation approved by the Compensation Committee for our named executive officers was $181,276 for Vikram Lamba, our Chief Executive Officer, $110,471 for Peter Daddona, our Chief Scientific Officer, and $61,325 for Nandan Oza, then our Chief Operations Officer. The non-equity incentive plan compensation approved by the Compensation Committee for our Chief Financial Officer, Winnie Tso, was $71,700. The non-equity incentive plan compensation in respect of the year ended December 31, 2014 for our named executive officers was previously reported by us in the Summary Compensation Table included in Part III, Item 11, “Executive Compensation” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015.

On February 26, 2015, the Compensation Committee approved a $5,000 salary increase, effective as of January 1, 2015, for our Chief Financial Officer. On February 27, 2015, the Compensation Committee approved salary increases, effective as of January 1, 2015, for our named executive officers, including our Chief Executive Officer, and an additional salary increase for our Chief Financial Officer. Effective January 1, 2015, Mr. Lamba’s annual base salary was increased to $424,360, Dr. Daddona’s annual base salary was increased to $344,793, Mr. Oza’s annual base salary was increased to $185,400 and Ms. Tso’s annual base salary was increased to $247,050.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOSANO PHARMA CORPORATION

By:	/s/ Vikram Lamba
Vikram Lamba
President and Chief Executive Officer

Dated: May 12, 2015

By:	/s/ Winnie W. Tso
Winnie W. Tso
Chief Financial Officer

Dated: May 12, 2015

EXHIBIT INDEX

Exhibit number	Description

3.1	Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2015)

3.2	Amended and Restated Bylaws of Zosano Pharma Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2015)

10.1	Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Commission on March 26, 2015)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document XBRL

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.