Form 10-Q
period 2015-06-30
Zosano Pharma Corp
filed 2015-08-13
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015, the registrant had a total of 11,965,402 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,060	$1,214
Accounts receivable	24	111
Interest receivable	100	—
Short-term investments in marketable securities	28,593	—
Prepaid expenses and other current assets	861	311

Total current assets	37,638	1,636
Restricted cash	35	35
Long-term investments in marketable securities	13,949	—
Property and equipment, net	8,507	9,681
Other long-term assets	510	1,991

Total assets	$60,639	$13,343

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,797	$1,447
Accrued compensation	829	1,676
Deferred revenue	—	170
Related parties convertible notes (including accrued interest)	—	7,362
Secured promissory note, current portion (net of issuance cost and including accrued interest)	—	1,408
Freestanding warrant liability	—	300
Other accrued liabilities	607	992

Total current liabilities	3,233	13,355
Deferred rent	35	98
Secured promissory note, net of debt discount and issuance costs (including accrued interest)	15,077	2,530
Related party note payable (including accrued interest)	—	10,761
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000 shares and 30,000 shares authorized as of June 30, 2015 and December 31, 2014, respectively; 11,945 shares and 5,165 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	192,957	125,062
Accumulated deficit	(150,626)	(138,464)
Accumulated other comprehensive loss	(38)	—

Stockholders’ equity (deficit)	42,294	(13,401)

Total liabilities and stockholders’ equity (deficit)	$60,639	$13,343

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
License fees revenue	$68	$268	$170	$1,643
Collaborative development support services	27	238	143	464

Total revenue	95	506	313	2,107

Operating expenses:
Cost of license fees revenue	—	—	—	100
Research and development	5,004	2,758	8,074	5,643
General and administrative	1,779	1,130	3,078	2,314

Total operating expenses	6,783	3,888	11,152	8,057

Loss from operations	(6,688)	(3,382)	(10,839)	(5,950)
Other income (expense):
Interest expense, net	(441)	(381)	(933)	(682)
Other (expense) income	(4)	(146)	8	(146)
Warrant revaluation income	—	—	48	—
Gain on debt forgiveness	—	—	—	497
Loss on debt extinguishment	(446)	—	(446)	—

Net loss	$(7,579)	$(3,909)	$(12,162)	$(6,281)
Other comprehensive loss:
Unrealized holding loss on marketable securities, net of tax effect	(38)	—	$(38)	$—

Comprehensive loss	$(7,617)	$(3,909)	$(12,200)	$(6,281)

Net loss per common share – basic and diluted	$(0.63)	$(0.76)	$(1.12)	$(1.23)

Weighted-average shares used in computing net loss per common share – basic and diluted	11,942	5,116	10,864	5,112

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net loss	$(12,162)	$(6,281)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,268	1,520
Stock-based compensation	203	83
Gain on debt forgiveness	—	(497)
Loss on debt extinguishment	446	—
Cost of debt subordination	—	141
Revaluation of warrants to fair value	(48)	—
Amortization of debt issuance costs	—	8
Accretion of interest	(24)	674
Deferred rent	(63)	(129)
Change in operating assets and liabilities:
Accounts and interest receivable	(13)	(239)
Accounts receivable from joint venture partner	—	3,426
Prepaid expenses and other assets	477	(379)
Accounts payable	350	(2,149)
Accrued compensation and other accrued liabilities	(1,233)	(1,460)
Deferred revenue	(170)	(643)

Net cash flow used in operating activities	(10,969)	(5,925)

Cash flow from investing activities:
Purchase of property and equipment	(95)	(717)
Decrease in restricted cash	—	30
Purchases of marketable securities	(42,605)	—
(Increase) decrease in other investment	(22)	19

Net cash flow used in investing activities	(42,722)	(668)

Cash flow from financing activities:
Proceeds from initial public offering of securities, net of underwriting discounts and commissions	47,140	—
Payment of deferred offering costs	(1,325)	—
Proceeds from a private placement concurrent with the initial public offering, net of private placement fee	14,475	—
Proceeds from exercise of stock options and issuance of common stock	7	—
Proceeds from borrowing under related parties bridge notes	—	2,500
Proceeds from debt financing, net of issuance costs	11,705	3,920
Payment of loan principal and accrued interest	(11,465)	—

Net cash flow provided by financing activities	60,537	6,420

Net increase (decrease) in cash and cash equivalents	6,846	(173)
Cash and cash equivalents at beginning of period	1,214	5,913

Cash and cash equivalents at end of period	$8,060	$5,740

Supplemental cash flow information:
Interest paid	$3,033	$—
Non-cash investing and financing activities:
Conversion of debt to common stock	$7,407	$—
Issuance of common stock in connection with debt financing	$—	$141
Issuance of warrant in connection with debt financing	$212	$115
Accrued deferred offering cost	$—	$699
Reclassification of warrant liability to equity	$252	$—

The accompanying notes are an integral part of these consolidated financial statements.

Zosano Pharma Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1. Organization

The Company

Zosano Pharma Corporation and subsidiaries (the Company) is a clinical stage specialty pharmaceutical company that has developed a proprietary transdermal microneedle patch system to deliver drug formulations through the skin for the treatment of a variety of indications. The Company’s microneedle patch system offers rapid onset, consistent drug delivery, improved ease of use and room-temperature stability, benefits which the Company believes often are unavailable using oral formulations or injections. The Company’s microneedle patch system has the potential to deliver numerous medications for a wide variety of indications, in commercially attractive markets.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements are also unaudited. Since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Consolidation

The consolidated financial statements include the accounts of Zosano Pharma Corporation, ZP Opco, Inc., and ZP Group LLC post-termination of the joint venture. Intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the significant accounting policies during the six months ended June 30, 2015, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except for the following updates:

Investments in Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Investments with maturities between three and twelve (12) months are considered short-term investments. Investments with maturities greater than 12 months are considered long-term investments. The Company’s investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are amortized (accreted) over the life of the corresponding security as an adjustment to its yield. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold.

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

For the three months ended June 30, 2015, the Company incurred less than $0.1 million in research and development costs in support of the Company’s collaborative development services, approximately $1.9 million in connection with the Company’s research and development efforts, and approximately $3.1 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates. For the three months ended June 30, 2014, the Company incurred research and development costs of approximately $0.2 million in support of the Company’s collaborative development services to Novo Nordisk A/S (Novo Nordisk), approximately $1.2 million in connection with the Company’s research and development efforts and approximately $1.4 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates. For the six months ended June 30, 2015, the Company incurred research and development costs of approximately $0.1 million in support of the Company’s collaborative development services, approximately $3.3 million in connection with the Company’s research and development efforts, and approximately $4.7 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates. For the six months ended June 30, 2014, the Company incurred research and development costs of approximately $0.3 million in support of the Company’s collaborative development services to Novo Nordisk, approximately $2.6 million in connection with the Company’s research and development efforts and approximately $2.8 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates.

Net Loss Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potential dilutive common stock equivalents. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible promissory notes, warrants and options to purchase common stock are considered potential dilutive common stock equivalents. For the three and six months ended June 30, 2015 and 2014, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	June 30,
	2015	2014
	(unaudited; in shares)
Warrants to purchase common stock	72,379	31,674
Options to purchase common stock	709,965	510,997

	782,344	542,671

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company elected to adopt ASU 2015-03 as of June 30, 2015 and the adoption has no impact on the Company’s financial position or results of operations.

3. Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash, cash equivalents, and marketable securities investments:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(unaudited; in thousands)
Cash in bank	$3,724	$—	$—	$3,724
Money market funds	1,096	—	—	1,096
Certificates of deposit (restricted)	35	—	—	35
Certificates of deposit	8,400	1	(1)	8,400
Corporate bonds	11,838	—	(25)	11,813
U.S. government agency bonds	23,584	—	(13)	23,571
Commercial paper	1,998	—	—	1,998

	$50,675	$1	$(39)	$50,637

Classified as:
Cash and cash equivalents				$8,060
Restricted cash				35
Short-term investments in marketable securities				28,593
Long-term investments in marketable securities				13,949

				$50,637

Contractual maturities of marketable securities:
Due within 12 months				$32,929
Due between 1 year and 2 years				13,949

				$46,878

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash in bank	$1,214	$—	$—	$1,214
Certificates of deposit (restricted)	35	—	—	35

	$1,249	$—	$—	$1,249

Reported as:
Cash and cash equivalents				$1,214
Restricted cash				35

				$1,249

For the three and six months ended June 30, 2015, there were no realized gain and losses on available-for-sale securities. As of June 30, 2015, all of the available-for-sale investments had contractual maturities within 18 months. The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on its available-for-sale investments as of June 30, 2015 were temporary in nature. All marketable securities with unrealized losses as of June 30, 2015 have been in a loss position for less than two months.

4. Fair Value of Financial Instruments

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

The following tables set forth the fair value of the Company’s financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level I	Level II	Level III	Total
	(unaudited; in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$—	$—	$35
Money market funds	1,096	—	—	1,096
Certificates of deposit	—	8,400	—	8,400
Corporate bonds	—	11,813	—	11,813
U.S. government agency bonds	—	23,571	—	23,571
Commercial paper	—	1,998	—	1,998

Total financial assets	$1,131	$45,782	$—	$46,913

	December 31, 2014
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$—	$—	$35

Financial Liabilities:
Freestanding warrant liability	$—	$—	$300	$300

The Company’s freestanding warrant liability, which is measured and disclosed at fair value on a recurring basis, is classified within the Level 3 designation. There were no transfers between levels within the fair value hierarchy during the periods presented. The following table presents changes in financial instruments measured at fair value using Level 3 significant unobservable inputs:

Warrant Liability
(in thousands)
Financial liabilities:
Balance at December 31, 2014	300
Change in fair value of freestanding warrant liability (1) (unaudited)	(48)
Reclassification to equity (unaudited)	(252)

Balance at June 30, 2015 (unaudited)	$—

(1)	Change in fair value of the freestanding warrant liability is recorded as other income (expense) in the Company’s condensed consolidated statement of operations.

5. Property and Equipment

The following summarizes the Company’s property and equipment as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(unaudited)
	(in thousands)
Laboratory and office equipment	$1,112	$1,043
Manufacturing equipment	10,722	10,712
Computer equipment and software	217	210
Leasehold improvements	15,838	15,838
Construction in progress	1,445	1,437

	29,334	29,240
Less: accumulated depreciation	(20,827)	(19,559)

	$8,507	$9,681

Depreciation and amortization expense was approximately $0.6 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.3 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

6. Research and Development Collaboration and License Agreements

Collaboration Agreement with Novo Nordisk

Pursuant to the collaboration agreement with Novo Nordisk entered into in January 2014, the Company received a non-refundable upfront payment of $1.0 million. The Company evaluated the upfront payment for the license of its technology under the collaboration agreement and determined that the license does not have standalone value apart from the development support services. Accordingly, the license and the development support services are combined as one unit of accounting, and the upfront payment is recorded as deferred revenue in the consolidated balance sheet and recognized as revenue over the performance period that is consistent with the term of performance obligations under the specified feasibility study plan. As of June 30, 2015, all deferred revenue related to the non-refundable upfront payment has been recognized as license fees revenue. In July 2015, the Company announced that Novo Nordisk has notified the Company of its intention to discontinue the collaboration agreement (see Note 11 for discussion of subsequent event). For the three months ended June 30, 2015, no service revenue pursuant to the Novo Nordisk collaboration agreement was recognized. For the three months ended June 30, 2014, the Company recognized $0.2 million as service revenue pursuant to the Novo Nordisk collaboration agreement. For the six months ended June 30, 2015 and 2014, the Company recognized $46,000 and $0.5 million, respectively, as service revenue pursuant to the Novo Nordisk collaboration agreement.

Revenue from the reimbursement of research and development and out-of-pocket expenses is recognized as the related services were performed under the collaboration agreement on a time and material basis. The corresponding cost of service revenue is recorded as research and development expense in the consolidated statements of operations. The Company did not record cost of collaboration service revenue for the three months ended June 30, 2015. For the three months ended June 30, 2014, the Company recorded $0.1 million as cost of collaboration service revenue in connection with the Novo Nordisk collaboration agreement, and for the six months ended June 30, 2015 and 2014, the Company recorded $53,000 and $0.3 million, respectively, as cost of collaboration service revenue in connection with the Novo Nordisk collaboration agreement.

7. Debt Financing

Conversion of Related Parties Convertible Promissory Notes

On January 30, 2015, upon the closing of the Company’s initial public offering, the principal and all unpaid and accrued interest on the September 2013, and the February and December 2014 convertible promissory notes outstanding as of January 30, 2015, totaling $7.4 million, were automatically converted into an aggregate of 792,182 shares of common stock at a price equal to 85% of the initial public offering price, resulting in the liability for such notes being reclassified to permanent equity.

Senior Secured Term Loan with Hercules

In June 2014, the Company entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules) which provided the Company $4.0 million in debt financing. In June 2015, the Company entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (the Hercules Term Loan). Upon the execution of the first amendment to the loan and security agreement, the Company used approximately $11.4 million of the Hercules Term Loan to prepay all amounts owing under the secured promissory note held by BMV Direct SOTRS LP, an affiliate of BioMed Realty Holdings, Inc.

The first amendment to the loan and security agreement with Hercules provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. In addition, the Company will be obligated to pay a $100,000 legacy end of term charge on the earlier of June 1, 2017 or the date the Company prepays the Hercules Term Loan and a $351,135 end of term charge on the earlier of loan maturity or at the date the Company prepays the Hercules Term

Loan. The Company may prepay all, but not less than all, of the Hercules Term Loan subject to a prepayment charge of 1.0% of the then outstanding principal if prepaid prior to June 23, 2016, or 0.5% of the then outstanding principal if prepaid on or after June 23, 2016 but prior to June 23, 2017, with no prepayment charge if prepaid thereafter. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties.

The amended Hercules Term Loan has substantially different terms than the original loan and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the original debt was considered extinguished. Accordingly, the Company wrote off the value of the original debt, including unamortized discount, as of the amendment date and recorded a liability for the new debt based on its fair value as determined using the income approach based on a discounted cash flow model. The transaction resulted in the Company recording a loss on debt extinguishment of $0.4 million on its consolidated statement of operations for the six months ended June 30, 2015.

In connection with the first amendment to the loan and security agreement with Hercules, the Company issued Hercules a warrant to purchase 40,705 shares of the Company’s common stock at an exercise price of $7.37 per share. The warrant was recorded at fair value on the date of issuance and treated as a debt discount which is being amortized to interest expense over the term of the loan using the effective interest method. (See Note 8 for a discussion on warrants to purchase common stock.)

In addition, the Company incurred legal and closing costs totaling $117,000, including an $85,000 upfront loan origination fee paid to Hercules and $32,000 of legal costs, in connection with the first amendment to the loan and security agreement with Hercules. These debt issuance costs have been recorded as a direct deduction from the related debt liability in accordance with ASU 2015-03 and are being amortized to interest expense over the term of the loan using the effective interest method. Upon early adoption of ASU 2015-03, the following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs, as of June 30, 2015:

June 30, 2015
(unaudited; in thousands)
Principal amount	$15,000
Less: unamortized debt issuance costs	(116)
unamortized fair value of freestanding warrant	(210)
Plus: unamortized fair value debt premium	399
accrued terminal interest	4

Long-term debt, net of unamortized debt issuance costs and premium	$15,077

Secured Financing with BMR

In connection with the recapitalization of the Company in April 2012, the Company renegotiated its lease agreement with its landlord, an affiliate of BioMed Realty Holdings, Inc. (BMR Holdings), to include reduced rent obligations. In connection with the rent reduction, the Company issued a secured promissory note (the BMR Note) for the principal amount of approximately $8.6 million to BMR Holdings, which was subsequently assigned to its affiliate BMV Direct SOTRS LP, and all previously accrued interest, unpaid rent, future rent obligations and other fees due to BMR Holdings were either rolled into the BMR Note or eliminated.

In June 2015, the Company terminated the BMR Note by prepaying the outstanding principal and all accrued interest as of June 25, 2015, totaling $11.4 million.

8. Warrants to Purchase Common Stock

In connection with the Company’s entry into the loan and security agreement with Hercules in June 2014, the Company issued Hercules a warrant to purchase $280,000 worth of the Company’s stock at a price per share equal to the lower of (i) lowest price per share of stock sold in the Company’s next round of private equity financing resulting in gross proceeds of at least $3.0 million prior to the closing of the Company’s initial public offering, and (ii) $8.84 per share. The warrant was initially recorded on the Company’s consolidated balance sheet at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the debt repayment period using the effective interest method. The warrant liability was revalued at each subsequent balance sheet date through December 31, 2014, with fair value changes recognized as warrant revaluation income (expense) in the accompanying condensed consolidated statements of operations. As a result of the pricing of the Company’s initial public offering on January 27, 2015, the settlement adjustment to the exercise price was effectively fixed, resulting in the warrant being exercisable for 31,674 shares (warrant amount of $280,000 divided by $8.84 per share) of the Company’s common stock. Accordingly, management concluded that the requirements for equity classification under ASC 815-40-25-10 have been met and effected a reclassification of the warrant liability of $0.3 million to equity. The warrant is exercisable at any time, in whole or in part, until five years from the date of the Company’s IPO. For the three and six months ended June 30, 2015, the Company recorded other income of zero and $48,000, respectively, related to the change in fair value of the warrant before equity reclassification, which was determined by using the Black-Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.32%; and no dividend yield.

In connection with the Company’s entry into the first amendment to loan and security agreement with Hercules in June 2015, the Company issued Hercules a warrant to purchase 40,705 shares of the Company’s common stock at an exercise price of $7.37 per share. Hercules can exercise its purchase right under the warrant, in whole or in part, at any time until June 23, 2020. The warrant was recorded at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the term of the loan using the effective interest method. The Company classified the warrant as an equity instrument in accordance with ASC 815-40-25-10 and recorded the fair value of the warrant of $212,000 to additional paid-in capital in its consolidated balance sheet. The warrant fair value was determined by using the Black-Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.73% and no dividend yield.

9. Commitments and Contingencies

The Company has an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings, for its office, research and development, and manufacturing facilities in Fremont, California. The Company entered into a fifth amendment to the lease in April 2012 which extended the lease term through March 2019 and provided a reduction in annual rents due to a potential reduction of premises from a recapturable premises clause. In June 2015, the Company entered into a sixth amendment to the lease, pursuant to which the landlord’s option to recapture a specified portion of the leased premises (comprising approximately 29,348 square feet of the approximate total 55,588 square feet of leased premises) has been suspended and the Company has the option until December 31, 2015 to extend the term of the lease by an additional 38 months to June 1, 2022 and pay rent on the total leased premises beginning April 1, 2016 at the rates set forth in the sixth amendment.

The Company records rent expense under the lease on a straight-line basis over the term of the lease. The difference between the actual lease payments and the expense recognized under the lease, along with the unamortized tenant improvement allowances, resulted in a net deferred rent liability of $35,000 and $98,000 as of June 30, 2015 and December 31, 2014, respectively.

For the three months ended June 30, 2015 and 2014, rent expense under operating leases was $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2015 and 2014, rent expense under operating leases was $0.4 million and $0.4 million, respectively.

As of June 30, 2015, future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows:

(in thousands)
2015	$312
2016	627
2017	632
2018	651
2019	163

$2,385

10. Stock-Based Compensation

The Company has reserved 1.4 million shares of common stock for issuance under the 2014 Equity and Incentive Plan (the 2014 Plan). In connection with the Company’s initial public offering of its common stock in January 2015, the Company’s board of directors terminated the Company’s 2012 Stock Incentive Plan (the 2012 Plan) effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan. However, the awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan.

The following table summarizes options and awards activities and related information under the 2012 Plan and 2014 Plan combined:

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Shares	Outstanding	Average	Contractual	Intrinsic
	Available for	Number	Exercise Price	Term	Value
	Grant	of Shares	per Share	(In Years)	(in thousands)
Balance at December 31, 2014	28,701	497,753	$1.59	6.77
Authorized under 2014 Plan	1,400,000
Granted	(255,000)	255,000	$8.36
Exercised/vested and released	—	(14,120)	$1.31
Cancelled/forfeited	28,668	(28,668)	$1.37
Shares expired under 2012 Plan	(57,369)

Balance at June 30, 2015	1,145,000	709,965	$4.05

Exercisable at June 30, 2015		279,417	$1.52	6.85	$1,601

Vested and expected to vest at June 30, 2015		678,356	$3.89	8.13	$2,589

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing market value of the Company’s common stock as reported on NASDAQ as of June 30, 2015.

The following summarizes the composition of stock options outstanding and exercisable as of June 30, 2015:

	Options Outstanding and Exercisable
		Weighted-
		Average
		Remaining
	Number of	Contractual
Exercise Price	Shares	Life (in years)
$1.28 - $1.54	435,664	7.20
$4.52 - $7.33	99,301	9.70
$9.05 - $9.29	175,000	9.86

$1.28 - $9.29	709,965	8.20

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited; in thousands)
Research and development	$51	$12	$63	$43
General and administrative	122	18	140	40

Total stock-based compensation expense	$173	$30	$203	$83

At June 30, 2015, the Company had $1.5 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.01 years.

The Company uses the Black-Scholes model for valuing its options and awards granted to employees and non-employees. Stock-based compensation in connection with non-employee grants was immaterial for the three and six months ended June 30, 2015. The following table illustrates the input assumptions for employee stock option grants for the three and six months ended June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.94%-2.01%	2.12%	1.94%-2.01%	2.12%
Expected volatility	89%	89%	89%	89%
Expected term (years)	6.08	6.08	6.08	6.08

11. Subsequent Event

On July 6, 2015, the Company announced that Novo Nordisk has notified the Company of its intention to discontinue the collaboration agreement dated January 31, 2014 related to development of a transdermal presentation of select Novo Nordisk glucagon-like peptide-1 (GLP-1) analogues. Upon the expected termination of the agreement, all technology rights licensed to Novo Nordisk related to the field of GLP-1 products will revert to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or SEC, on March 26, 2015. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a clinical stage specialty pharmaceutical company that has developed a proprietary transdermal microneedle patch system to deliver drug formulations through the skin for the treatment of a variety of indications. Our microneedle patch system offers rapid onset, consistent drug delivery, improved ease of use and room-temperature stability, benefits that we believe often are unavailable using oral formulations or injections. Our microneedle patch system has the potential to deliver numerous medications for a wide variety of indications in commercially attractive markets. By focusing our development efforts on the delivery of established molecules with known safety and efficacy and premium pricing, we plan to reduce our clinical and regulatory risk and development costs and accelerate our time to commercialization.

Our lead product candidates are Daily ZP-PTH, for the treatment of severe osteoporosis, ZP-Glucagon, for the treatment of severe hypoglycemia, and ZP-Triptan, for the treatment of migraine. These lead product candidates are generic drugs specifically formulated to be administered by our microneedle patch system, and are proposed treatments for indications in which we believe rapid onset, ease of use and stability offer particularly important therapeutic and practical advantages, and have patient populations that we believe will provide us with an attractive commercial opportunity.

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

Senior Secured Term Loan with Hercules and Repayment of BMR Note

In June 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc., or Hercules, which provided us $4.0 million in debt financing. In June 2015, we amended the loan and security agreement with Hercules to increase the aggregate principal amount of the loan, or the Hercules Term Loan, to $15.0 million. Upon the amendment of the loan and security agreement in June 2015, we used $11.4 million of the Hercules Term Loan to prepay all amounts owing under the April 2012 secured promissory note held by BMV Direct SOTRS LP, or the BMR Note, resulting in the cancellation of the BMR Note.

The loan and security agreement with Hercules, as amended, provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. In addition, we will be obligated to pay a $100,000 legacy end of term charge on the earlier of June 1, 2017 or the date we prepay the Hercules Term Loan and a $351,135 end of term charge on the earlier of loan maturity or at the date we prepay the Hercules Term Loan. We may prepay all, but not less than all, of the Hercules Term Loan subject to a prepayment charge of 1.0% of the then outstanding principal if prepaid prior to June 23, 2016, or 0.5% of the then outstanding principal if prepaid on or after June 23, 2016 but prior to June 23, 2017, with no prepayment charge if prepaid thereafter. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of our tangible and intangible properties and assets, including intellectual properties.

In connection with the amendment of the loan and security agreement with Hercules in June 2015, we issued Hercules a warrant to purchase 40,705 shares of our common stock at an exercise price of $7.37 per share.

Daily ZP-PTH – our osteoporosis opportunity in collaboration with Eli Lilly and Company

Our product candidate Daily ZP-PTH is our proprietary formulation of teriparatide, a synthetic form of parathyroid hormone, which we refer to as PTH 1-34, or PTH, which regulates serum calcium, to be administered daily for the treatment of severe osteoporosis. Osteoporosis is a disease primarily affecting post-menopausal women that is characterized by low bone mineral and structural deterioration of bone tissue, which can lead to an increase in bone fractures. In November 2014, we entered into a strategic partnership and license agreement with Lilly to develop one or more ZP-PTH microneedle patch products, with the initial product candidate being Daily ZP-PTH. Under the terms of the agreement, we have granted to Lilly an exclusive, worldwide license to commercialize ZP-PTH in all dosing frequencies, including Daily ZP-PTH. We intend to conduct our Phase 3 clinical trial of Daily ZP-PTH after having additional meetings with the United States Food and Drug Administration, or FDA, and regulatory authorities in Japan to discuss our development plan for Daily ZP-PTH, and expect to complete these discussions by the end of 2015. Currently, we are utilizing our manufacturing operations to actively produce Daily ZP-PTH clinical trial materials for the Phase 3 clinical trial, which we expect to commence in the first quarter of 2016.

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

Current Phase 2 clinical trial

We are currently conducting a Phase 2 clinical trial of ZP-Glucagon in Australia to evaluate the performance of ZP-Glucagon in type 1 diabetic patients at 0.5 milligram, or mg, and 1.0 mg doses, with induction of hypoglycemia, in comparison to comparable doses of glucagon administered by intramuscular injection. This Phase 2 clinical trial is investigating the safety and efficacy of ZP-Glucagon in the treatment of insulin-induced hypoglycemia in diabetic patients (as opposed to healthy volunteers, as used in our Phase 1 trial). Based on the higher bioavailability results –

bioavailability is the degree and rate at which an administered dose of unchanged drug is absorbed into the body and reaches the blood – from our Phase 1 trial of ZP-Glucagon, it is possible that we could have a therapeutic patch dose with a coated amount less than 1 mg. Therefore, in our Phase 2 trial, we are testing both a single patch dose of 0.5 mg and two patches of 0.5 mg (total dose of 1.0 mg) compared to 0.5 mg and 1.0 mg of intramuscular injection. We expect this clinical trial to inform our target dose for, and give us guidance to adequately power, a pivotal Phase 3 clinical trial. We commenced, or treated the first patient in, this Phase 2 clinical trial in January 2015. Enrollment in the Phase 2 clinical trial was slower than expected due to the requirement of hypoglycemic induction in diabetics. To mitigate this slower than expected enrollment, we added an additional site to the study, and expect to complete this Phase 2 clinical trial in the third quarter of 2015.

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

Planned Phase 1 clinical trial

Our planned Phase 1 clinical trial of ZP-Triptan will be conducted in Australia and designed to compare the pharmacokinetic and safety / tolerability profiles of escalated patch doses of zolmitriptan in healthy volunteers to those of one subcutaneous injection of sumatriptan, a synthetic triptan, and to those on conventional release zolmitriptan tablets used for the treatment of migraine. We intend to complete this Phase 1 clinical trial by the end of the fourth quarter of 2015, using active injectable and oral zolmitriptan as comparators to assess the relative speed of onset of ZP-Triptan compared to injectable and oral formulations. The results of the ZP-Triptan Phase 1 clinical trial will guide the dose selection of our planned Phase 2 clinical trial of ZP-Triptan.

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

Type 2 diabetes – our collaboration with Novo Nordisk

In July 2015, we announced that Novo Nordisk A/S, or Novo Nordisk, has notified us of its intention to discontinue the collaboration, development and license agreement that we entered into with Novo Nordisk in January 2014 related to development of a transdermal presentation of select Novo Nordisk glucagon-like peptide-1 (GLP-1) analogues, to be administered once weekly using our microneedle patch system for the treatment of type 2 diabetes. We were notified that Novo Nordisk’s decision was related to a strategic prioritization of Novo Nordisk’s research portfolio despite continued progress during the collaboration period. Upon the expected termination of the collaboration agreement, all technology rights licensed to Novo Nordisk related to the field of GLP-1 products will revert to us. We received a non-refundable upfront payment of $1 million upon entering into the collaboration agreement in January 2014.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2015, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, except for the following update:

Investments in Marketable Securities

We classify our investments in marketable securities as available-for-sale. Investments with maturities between three and twelve (12) months are considered short-term investments. Investments with maturities greater than 12 months are considered long-term investments. Our investments classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are amortized (accreted) over the life of the corresponding security as an adjustment to its yield. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold.

Financial Overview

As of June 30, 2015, we had an accumulated deficit of approximately $150.6 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional collaboration revenue in the future, whether pursuant to our agreement with Lilly or any other partnership that we might pursue.

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

Revenue

Our revenue to date has been generated primarily from non-refundable license fee payments and reimbursements for research and development expenses under our prior collaboration and license agreements with Asahi Kasei Pharma Corporation, or Asahi, and our collaboration, development and license agreement with Novo Nordisk. Through June 30, 2015, we had received a non-refundable upfront license fee payment of $1.0 million from Novo Nordisk under the collaboration, development and license agreement, which was recorded as deferred revenue. Based on Novo Nordisk’s notification to us in July 2015 of its intention to discontinue the collaboration agreement, we have recognized as of June 30, 2015 the remaining deferred revenue under this collaboration agreement. Reimbursements from Novo Nordisk for development support services and out-of-pocket expenses in connection with the collaboration agreement were recognized as service revenue when service was rendered and cost of material was incurred. Through June 30, 2014, we had received an aggregate of $16.5 million under the license agreement with Asahi, which was terminated in January 2014.

Cost of license fees revenue

We are a party to an intellectual property license agreement dated October 5, 2006, as amended, with ALZA Corporation, or ALZA, under which we license certain patents and patent applications from ALZA on an exclusive basis worldwide. Cost of license fees revenue represents our payment obligations to ALZA under the intellectual property license agreement. Under the terms of the agreement, we are obligated to pay ALZA royalties on sales of products by us that would otherwise infringe one of the licensed patents or that is developed by us based on certain ALZA know-how or inventions, and to pay ALZA royalties on sales by our sublicensees of such products. We are also obligated to pay ALZA a percentage of non-royalty revenue, defined as upfront payments, milestone payments and all other consideration (other than royalties), that we receive from our sublicensees on third party products where no generic equivalent is available to the public. Pursuant to the agreement with ALZA, we made a $0.1 million payment to ALZA during the six months ended June 30, 2014 for the upfront license fee we received upon execution of the collaboration agreement with Novo Nordisk in January 2014.

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

We expect our research and development expenses to substantially increase as we plan and initiate Phase 3 development of our Daily ZP-PTH product candidate, plan further development of our ZP-Glucagon product candidate, and initiate Phase 1 and Phase 2 trials of our ZP-Triptan product candidate, and as we begin to enhance our manufacturing facilities in preparation of commercial launch.

General and administrative expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development. As a newly public company, we expect our general and administrative expenses to increase as we will need to invest significant resources to comply with evolving laws, regulations and standards, including the implementation of effective internal controls over financial reporting and compliance with the Sarbanes-Oxley Act of 2002.

Other income (expense)

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our short-term borrowings and long-term debt and the amortization of debt discount and issuance costs. Interest expense for the six months ended June 30, 2015 consists of accrued interest on the related parties convertible promissory notes, which was converted to equity upon the closing of our IPO, accrued interest on the BMR Note, which was repaid in full in June 2015, as well as accrued and paid interest related to the Hercules Term Loan and the related amortization of debt discount and issuance costs. Interest expense for the six months ended June 30, 2014 consists of accrued interest on the related parties convertible promissory notes, accrued interest on the BMR Note, and accrued interest related to the Hercules Term Loan, as well as related amortization of debt discount and issuance costs.

Other income (expense). Other income or expense consists of certain miscellaneous income or expenses that are not included in other categories of the consolidated statement of operations.

Warrant revaluation. Warrant revaluation income or expense resulted from the re-measurement of our common stock warrant liability issued in connection with the Hercules Term Loan. We record changes to the fair value of the common stock warrants as income or loss at each balance sheet date until they are exercised, reclassified, expired or converted into shares of our common stock. For the six months ended June 30, 2015, we recorded an income of $48,000 reflecting the change in fair value of the warrant liability before the liability was reclassified to equity.

Gain on debt forgiveness. In March 2014 and pursuant to the provisions of our joint venture termination agreement with Asahi, we recorded a one-time gain of $0.5 million on debt forgiveness resulting from the cancellation of ZP Group LLC’s revolving line of credit with Asahi Kasei Pharma USA.

Loss on debt extinguishment. Loss on debt extinguishment was related to the restructuring and consolidation of our outstanding debt in June 2015. In June 2015, we amended our loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million. The amended Hercules Term Loan has substantially different terms than the original loan and in accordance with U.S. GAAP, the original debt was considered extinguished. We accounted for the extinguishment based on the relative fair value of the loan and recorded a loss on debt extinguishment of $0.4 million.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
Revenue
License fee revenue	$68	$268	$(200)	-75%
Collaborative development support services	27	238	(211)	-89%

Total revenue	$95	$506	$(411)	-81%

Total revenue decreased $0.4 million, or 81%, for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily due to a reduction in license fee revenue and related development support service revenue upon the completion of the feasibility study under our collaboration agreement with Novo Nordisk.

Research and development expenses

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
Research and development	$5,004	$2,758	$2,246	81%

Research and development expenses increased $2.2 million, or 81%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to higher production costs related to the manufacturing of clinical trial materials for our Daily ZP-PTH, ZP-Glucagon and ZP-Triptan product candidates.

General and administrative expenses

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
General and administrative	$1,779	$1,130	$649	57%

General and administrative expenses increased $0.6 million, or 57%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to approximately $0.3 million related to additional general and administrative personnel costs in support of our expanded research and development operations and approximately $0.3 million related to expenses associated with being a public company.

Other income (expense)

	Three Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
Interest expense, net	$(441)	$(381)	$(60)	16%
Other (expense) income	(4)	(146)	142	-97%
Loss on debt extinguishment	(446)	—	(446)	100%

Interest expense, net, increased $60,000, or 16%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to the incremental interest expense incurred in connection with our term loan with Hercules.

Other expense decreased $0.1 million, or 97%, for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily related to the fair value of the 31,250 shares of common stock that we issued to BMV Direct SOTRS LP in June 2014 as an inducement for its subordination of the BMR Note to the Hercules Term Loan.

Loss on debt extinguishment was related to the restructuring and consolidation of our outstanding debt in June 2015. The amended Hercules Term Loan has substantially different terms than the original loan, and the original debt was considered extinguished. We accounted for the extinguishment based on the relative fair value of the loan and recorded a loss on debt extinguishment of $0.4 million in the three months ended June 30, 2015.

Comparison of the six months ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
Revenue
License fee revenue	$170	$1,643	$(1,473)	-90%
Collaborative development support services	143	464	(321)	-69%

Total revenue	$313	$2,107	$(1,794)	-85%

Total revenue decreased $1.8 million, or 85%, for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily due to the $1.1 million of contract revenue we earned in 2014 under our license agreement with Asahi that did not recur in 2015 as a result of the termination of the license agreement, and an approximately $0.7 million reduction in license fee revenue and related development support service revenue upon completion of the feasibility study under our collaboration agreement with Novo Nordisk.

Cost of license fees revenue

	Six Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
Cost of license fees revenue	$—	$100	$(100)	-100%

There was no cost of license fees revenue in the six months ended June 30, 2015. Cost of license fees revenue was $0.1 million for the six months ended June 30, 2014 due to the royalty payment to ALZA attributable to our receipt of a $1.0 million license fee from Novo Nordisk upon execution of the collaboration and license agreement in January 2014.

Research and development expenses

	Six Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
Research and development	$8,074	$5,643	$2,431	43%

Research and development expenses increased $2.4 million, or 43%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to higher production costs related to the manufacturing of clinical trial materials for our Daily ZP-PTH, ZP-Glucagon and ZP-Triptan product candidates.

General and administrative expenses

	Six Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
General and administrative	$3,078	$2,314	$764	33%

General and administrative expenses increased $0.8 million, or 33%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to approximately $0.3 million related to additional general and administrative personnel costs in support of our expanded research and development operations and approximately $0.4 million related to expenses associated with being a public company.

Other income (expense)

	Six Months Ended June 30,		Change
	2015	2014	Amount	%
	(In thousands)
Interest expense, net	$(933)	$(682)	$(251)	37%
Other income (expense)	8	(146)	154	-105%
Warrant revaluation income	48	—	48	-100%
Gain on debt forgiveness	—	497	(497)	-100%
Loss on debt extinguishment	(446)	—	(446)	100%

Interest expense, net, increased $0.3 million, or 37%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to the incremental interest expense incurred in connection with the Hercules Term Loan.

Other expense decreased $0.2 million for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily related to the fair value of the 31,250 shares of common stock that we issued to BMV Direct SOTRS LP in June 2014 as an inducement for its subordination of the BMR Note to the Hercules Term Loan.

Warrant revaluation income for the six months ended June 30, 2015 resulted from the re-measurement of the fair value of our common stock warrant liability issued in connection with the Hercules term loan in June 2014.

The gain on debt forgiveness of $0.5 million was due to a one-time transaction in March 2014 resulting from the cancellation of ZP Group LLC’s revolving line of credit with Asahi Kasei Pharma USA, pursuant to the provisions of our joint venture termination agreement with Asahi.

Loss on debt extinguishment was related to the restructuring and consolidation of our outstanding debt in June 2015. The amended Hercules Term Loan has substantially different terms than the original loan and the original debt was considered extinguished. We accounted for the extinguishment based on the relative fair value of the loan and recorded a loss on debt extinguishment of $0.4 million in the six months ended June 30, 2015.

Liquidity and Capital Resources

Since our inception in October 2006, we have funded our operations primarily through private placements of our preferred stock, secured and unsecured borrowings from private investors, bank credit facilities, licensing and service revenue from our license and collaboration agreements, and our initial public offering. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of June 30, 2015, had an accumulated deficit of $150.6 million. We expect to incur additional losses in the future to conduct research and development on our product candidates and to conduct pre-commercialization manufacturing activities.

On January 30, 2015, we completed our initial public offering, in which we issued 4,500,000 shares of our common stock at a price of $11.00 per share, resulting in net proceeds of approximately $44.2 million, after deducting underwriting discounts and commissions and payment of offering expenses. Concurrent with the closing of our initial public offering on January 30, 2015, we issued and sold an additional 1,363,636 shares of our common stock to Lilly in a separate private placement for net proceeds of $14.5 million, after deducting a private placement fee. On February 27, 2015, we issued and sold an additional 110,000 shares of our common stock at a price of $11.00 per share pursuant to the partial exercise of the overallotment option granted to the underwriters in our initial public offering, resulting in net proceeds to us of approximately $1.1 million after deducting underwriting discounts and commissions. As of June 30, 2015, we had approximately $50.6 million in cash, cash equivalents and marketable securities.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to sustain operations for at least the next 12 months based on our existing business plan and enable us to complete certain of our clinical trials as currently projected.

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

The following table shows a summary of our cash flows for the six-month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(10,969)	$(5,925)
Investing activities	(42,722)	(668)
Financing activities	60,537	6,420

Net increase (decrease) in cash and cash equivalents	$6,846	$(173)

Operating Cash Flow. Net cash used in operating activities was $11.0 million and $5.9 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used during the first six months of 2015 was primarily the result of clinical and non-clinical development costs, personnel costs related to the hiring of key personnel with critical manufacturing know-how to ramp up our production of clinical trial materials in preparation of our planned Phase 2 and 3 clinical trials for our ZP-PTH, ZP-Glucagon and ZP-Triptan clinical programs, professional fees and administrative expenses incurred in the course of our continuing operations. Net cash used during the first six months of 2014 was primarily the result of personnel-related costs, clinical trial costs, professional fees and administrative expenses, partially offset by the collection of our receivables from Asahi of approximately $3.4 million as final settlement of our joint venture in ZP Group LLC.

Investing Cash Flow. Net cash used in investing activities was $42.7 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. Net cash used in investing activities during the first six months of 2015 was primarily due to the purchase of marketable securities for investment. During the first six months of 2014, net cash used in investing activities included the purchase of manufacturing equipment to support the clinical trial material production of our transdermal microneedle patch.

Financing Cash Flow. Net cash provided by financing activities was $60.5 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively. Net cash generated by financing activities during first six months of 2015 included approximately $60.3 million of net proceeds from our initial public offering of securities and concurrent private placement with Lilly. Net cash generated from financing activities in first six months of 2014 was provided through $3.9 million of net proceeds from our debt financing with Hercules and $2.5 million from the issuance of convertible promissory notes to related parties.

Contractual Obligations and Commitments

Our main contractual obligations as of June 30, 2015 consist of operating leases of $2.4 million and long-term debt obligations of $18.2 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases. Long-term debt obligations include our secured term loan facility with Hercules. Our contractual obligations decreased by approximately $7.2 million from December 31, 2014 reflecting the conversion of our related parties convertible promissory notes to permanent equity upon the closing of our initial public offering on January 30, 2015 and the payment of all of the then outstanding principal and accrued interest on the BMR Note in June 2015.

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

Interest Rate Risk

As of June 30, 2015, we had cash, cash equivalents and marketable securities of $50.6 million, consisting of bank deposits, money market funds, corporate bonds, U.S. government agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk.

We invest any surplus funds in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating requirements. Our investment policy also specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. The average duration of our available-for-sale marketable securities held as of June 30, 2015, was less than 17 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of marketable securities.

Our outstanding debt obligation carries a variable interest rate equal to the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. Accordingly, our debt obligation will increase if and as the interest rate increases.

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with a high credit quality financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents since inception. As of June 30, 2015, our receivables consisted of an immaterial amount. We do not believe that our credit risk is material.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

As previously disclosed in connection with the material weakness referenced above, we began implementing a number of measures to remediate the material weakness and strengthen our internal control over financial reporting. Management has implemented, or continued to implement, the following measures during the three- and six-month periods ended June 30, 2015:

•	during the first quarter of 2015, we recruited and hired additional accounting staff with technical expertise to ensure the proper application of U.S. GAAP, and we expect to continue to expand our finance and accounting staff and to continue to enhance our financial reporting systems;

•	we are implementing revised policies and procedures and enhancing our review of complex collaboration transactions to ensure consistent application of U.S. GAAP and enhanced internal control over financial reporting; and

•	we are increasing the level of preparation and review of our financial statements, and in connection therewith, we are implementing additional control procedures as part of our quarter and year-end close processes as well as adding resources in connection with our review of key financial estimates, including fixed assets control procedures, share-based compensation expense, and indebtedness.

Except for these remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three- and six-month periods ended June 30, 2015. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 23, 2015, we issued a Warrant Agreement to Hercules Technology Growth Capital, Inc., or Hercules, pursuant to which Hercules has the right to purchase 40,705 shares of our common stock from us at an exercise price of $7.37 per share. Hercules can exercise its purchase right under the Warrant Agreement, in whole or in part, at any time until June 23, 2020. We issued the Warrant Agreement to Hercules in connection with our entry into a First Amendment to Loan and Security Agreement with Hercules on June 23, 2015, pursuant to which the principal amount of the term loan made available to us by Hercules was increased to $15.0 million and the term loan interest rate was reduced to a per annum rate equal to the greater of (i) 7.95% plus the “prime rate” as reported in The Wall Street Journal minus 5.25% and (ii) 7.95%. The interest rate floats, and will be determined based on changes to the prime rate. We are required to pay interest on the outstanding principal balance of the term loan on a monthly basis beginning July 1, 2015, with repayment of the $15.0 million principal balance amortized in equal monthly installments of principal and interest beginning on July 1, 2016, with all outstanding amounts due and payable on December 1, 2018.

The issuance of the Warrant Agreement to Hercules was deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder) as a transaction by an issuer not involving any public offering. Hercules represented and warranted to us in the Warrant Agreement that Hercules is acquiring the right to purchase common stock pursuant to the Warrant Agreement for investment and not with a view to the sale or distribution of any part thereof, that Hercules has no present intention of selling or engaging in any public distribution of such rights or the common stock except pursuant to an effective registration statement or an exemption from the registration requirements of the Securities Act, and that Hercules is an “accredited investor” within the meaning of Regulation D promulgated under the Securities Act. We reasonably believed immediately prior to our issuance of the Warrant Agreement to Hercules that Hercules was acquiring the right to purchase common stock pursuant to the Warrant Agreement for its own account and not with a view to the sale or distribution of any part thereof, that Hercules had no present intention of selling or engaging in any public distribution of such rights or the common stock except pursuant to an effective registration statement or an exemption from the registration requirements of the Securities Act, and that Hercules was an accredited investor.

Use of Proceeds

On January 30, 2015, we consummated the closing of our initial public offering of common stock pursuant to our Registration Statement on Form S-1 (File No. 333-196983), as amended, which was declared effective by the

Securities and Exchange Commission, or SEC, on January 26, 2015. Through June 30, 2015, we used approximately $3.5 million of the net offering proceeds to fund continued advancement of our ZP-Glucagon, Daily ZP-PTH, and ZP-Triptan product candidates, approximately $0.8 million to service our debt obligation with Hercules, approximately $0.5 million to expand and enhance our manufacturing capabilities, and approximately $6.5 million for working capital and other general corporate purposes. There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 27, 2015.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10- Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOSANO PHARMA CORPORATION

By:	/s/ Vikram Lamba
Vikram Lamba
President and Chief Executive Officer

Date:	August 13, 2015

By:	/s/ Winnie W. Tso
Winnie W. Tso
Chief Financial Officer

Date:	August 13, 2015

EXHIBIT INDEX

Exhibit number	Description

3.1	Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2015)

3.2	Amended and Restated Bylaws of Zosano Pharma Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2015)

10.1†+	Amendment No. 3 to Employment Letter Agreement, dated May 29, 2015, among ZP Opco, Inc., Zosano Pharma Corporation and Peter Daddona

10.2	First Amendment to Loan and Security Agreement, dated as of June 23, 2015, between ZP Opco, Inc., Hercules Technology Growth Capital, Inc. and Hercules Capital Funding Trust 2014-1 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.3	Supplement to Joinder Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation, Hercules Technology Growth Capital, Inc. and Hercules Capital Funding Trust 2014-1 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.4	Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.5	First Amendment to Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.6	Sixth Amendment to Lease, dated as of June 24, 2015, between ZP Opco, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
+	Management contract or compensatory plan or arrangement
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.