Form 10-Q
period 2015-09-30
Zosano Pharma Corp
filed 2015-11-10
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 5, 2015, the registrant had a total of 11,966,958 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2015	December 31, 2014
	(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$4,875	$1,214
Accounts receivable	—	111
Interest receivable	84	—
Short-term investments in marketable securities	34,098	—
Prepaid expenses and other current assets	459	311

Total current assets	39,516	1,636
Restricted cash	35	35
Long-term investments in marketable securities	4,923	—
Property and equipment, net	8,036	9,681
Other long-term assets	513	1,991

Total assets	$53,023	$13,343

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
Current liabilities:
Accounts payable	$2,036	$1,447
Accrued compensation	1,257	1,676
Deferred revenue	—	170
Related parties convertible notes (including accrued interest)	—	7,362
Secured promissory note, current portion (net of issuance cost and including accrued interest)	1,958	1,408
Freestanding warrant liability	—	300
Other accrued liabilities	573	992

Total current liabilities	5,824	13,355
Deferred rent	40	98
Secured promissory note, net of debt discount and issuance costs (including accrued interest)	13,264	2,530
Related party note payable (including accrued interest)	—	10,761
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000 shares and 30,000 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 11,967 shares and 5,165 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	193,154	125,062
Accumulated deficit	(159,245)	(138,464)
Accumulated other comprehensive loss	(15)	—

Stockholders’ equity (deficit)	33,895	(13,401)

Total liabilities and stockholders’ equity (deficit)	$53,023	$13,343

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
License fees revenue	$—	$176	$170	$1,819
Collaborative development support services	—	198	143	662

Total revenue	—	374	313	2,481

Operating expenses:
Cost of license fees revenue	—	—	—	100
Research and development	6,627	2,587	14,701	8,230
General and administrative	1,719	894	4,797	3,208

Total operating expenses	8,346	3,481	19,498	11,538

Loss from operations	(8,346)	(3,107)	(19,185)	(9,057)
Other income (expense):
Interest expense, net	(314)	(579)	(1,247)	(1,261)
Other income (expense)	41	3	49	(143)
Warrant revaluation income	—	—	48	—
Gain on debt forgiveness	—	—	—	497
Loss on debt extinguishment	—	—	(446)	—

Net loss	$(8,619)	$(3,683)	$(20,781)	$(9,964)

Other comprehensive loss:
Unrealized holding gain (loss) on marketable securities, net of tax effect	23	—	(15)	—

Comprehensive loss	$(8,596)	$(3,683)	$(20,796)	$(9,964)

Net loss per common share – basic and diluted	$(0.72)	$(0.72)	$(1.85)	$(1.95)

Weighted-average shares used in computing net loss per common share – basic and diluted	11,961	5,138	11,230	5,121

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,781)	$(9,964)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,835	2,278
Stock-based compensation	369	122
Gain on debt forgiveness	—	(497)
Loss on debt extinguishment	446	—
Cost of debt subordination	—	141
Revaluation of warrants to fair value	(48)	(2)
Amortization of debt (premium) issuance costs	(9)	34
Accretion of interest	193	1,106
Deferred rent	(58)	(197)
Change in operating assets and liabilities:
Accounts and interest receivable	27	(173)
Accounts receivable from joint venture partner	—	3,426
Prepaid expenses and other assets	915	(1,191)
Accounts payable	589	(2 003)
Accrued compensation and other accrued liabilities	(838)	(1,262)
Deferred revenue	(170)	(819)

Net cash flow used in operating activities	(17,530)	(9,001)

Cash flow from investing activities:
Purchase of property and equipment	(191)	(1,079)
Decrease in restricted cash	—	30
Purchases of marketable securities	(42,606)	—
Proceeds from maturities of investment in marketable securities	3,480	—
(Increase) decrease in other investment	(25)	18

Net cash flow used in investing activities	(39,342)	(1,031)

Cash flow from financing activities:
Proceeds from initial public offering of securities, net of underwriting discounts and commissions	47,140	—
Payment of deferred offering costs	(1,359)	—
Proceeds from a private placement concurrent with the initial public offering, net of private placement fee	14,475	—
Proceeds from exercise of stock options and issuance of common stock	37	2
Proceeds from borrowing under related parties bridge notes	—	2,500
Proceeds from debt financing, net of issuance costs	11,705	3,920
Payment of loan principal and accrued interest	(11,465)	—

Net cash flow provided by financing activities	60,533	6,422

Net increase (decrease) in cash and cash equivalents	3,661	(3,610)
Cash and cash equivalents at beginning of period	1,214	5,913

Cash and cash equivalents at end of period	$4,875	$2,303

Supplemental cash flow information:
Interest paid	$3,290	$—
Non-cash investing and financing activities:
Conversion of debt to common stock	$7,407	$—
Issuance of common stock in connection with debt financing	$—	$141
Issuance of warrant in connection with debt financing	$212	$115
Accrued deferred offering cost	$—	$1,068
Reclassification of warrant liability to equity	$252	$—

The accompanying notes are an integral part of these consolidated financial statements.

Zosano Pharma Corporation and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

The Company has two wholly owned subsidiaries: ZP Opco, Inc. (Opco), through which the Company conducts its primary research and development activities, and ZP Group LLC, originally a joint venture with Asahi Kasei Pharma USA, which ceased operations in connection with the termination of the joint venture in December 2013. The Company operates in one business segment to develop human pharmaceutical products. Management uses one measurement of profitability and does not segregate its business for internal reporting.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial positions and results of operations for the periods presented. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements are also unaudited. Since they are interim statements, the accompanying financial statements do not include all of the information and notes required by U.S. GAAP for complete financial statements. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Consolidation

The consolidated financial statements include the accounts of Zosano Pharma Corporation, ZP Opco, Inc., and ZP Group LLC post-termination of the joint venture. Intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2015, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except for the following updates:

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

For the three months ended September 30, 2015, the Company incurred no research and development costs in support of the Company’s collaborative development services, approximately $3.0 million in connection with the Company’s research and development efforts, and approximately $3.6 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates. For the three months ended September 30, 2014, the Company incurred research and development costs of approximately $0.1 million in support of the Company’s collaborative development services to Novo Nordisk A/S (Novo Nordisk), approximately $1.0 million in connection with the Company’s research and development efforts and approximately $1.5 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates.

For the nine months ended September 30, 2015, the Company incurred research and development costs of approximately $0.1 million in support of the Company’s collaborative development services, approximately $6.3 million in connection with the Company’s research and development efforts, and approximately $8.3 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates. For the nine months ended September 30, 2014, the Company incurred research and development costs of approximately $0.4 million in support of the Company’s collaborative development services to Novo Nordisk, approximately $3.6 million in connection with the Company’s research and development efforts and approximately $4.3 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates.

Net Loss Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potential dilutive common stock equivalents. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible promissory notes, warrants and options to purchase common stock are considered potential dilutive common stock equivalents. For the three and nine months ended September 30, 2015 and 2014, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	September 30,
	2015	2014
	(unaudited; in shares)
Warrants to purchase common stock	72,379	31,674
Options to purchase common stock	956,951	527,619

	1,029,330	559,293

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

3.	Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash, cash equivalents, and marketable securities investments:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(unaudited; in thousands)
Cash in bank	$2,945	$—	$—	$2,945
Money market funds	1,930	—	—	1,930
Certificates of deposit (restricted)	35	—	—	35
Certificates of deposit	7,680	3	(1)	7,682
Corporate bonds	11,793	—	(12)	11,781
U.S. government agency bonds	18,563	1	(6)	18,558
Commercial paper	1,000	—	—	1,000

	$43,946	$4	$(19)	$43,931

Classified as:
Cash and cash equivalents				$4,875
Restricted cash				35
Short-term investments in marketable securities				34,098
Long-term investments in marketable securities				4,923

				$43,931

Contractual maturities of marketable securities:
Due within 12 months				$36,028
Due between 1 year and 2 years				4,923

				$40,951

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash in bank	$1,214	$—	$—	$1,214
Certificates of deposit (restricted)	35	—	—	35

	$1,249	$—	$—	$1,249

Reported as:
Cash and cash equivalents				$1,214
Restricted cash				35

				$1,249

For the three and nine months ended September 30, 2015, there were no realized gain and losses on available-for-sale securities. As of September 30, 2015, the maximum contractual maturity of the Company’s available-for-sale investments was within 15 months. The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on its available-for-sale investments as of September 30, 2015 were temporary in nature. All marketable securities with unrealized losses as of September 30, 2015 have been in a loss position for less than five months.

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

The following tables set forth the fair value of the Company’s financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(unaudited; in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$—	$—	$35
Money market funds	1,930	—	—	1,930
Certificates of deposit	—	7,682	—	7,682
Corporate bonds	—	11,781	—	11,781
U.S. government agency bonds	—	18,558	—	18,558
Commercial paper	—	1,000	—	1,000

Total financial assets	$1,965	$39,021	$—	$40,986

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$—	$—	$35

Financial Liabilities:
Freestanding warrant liability	$—	$—	$300	$300

The Company’s freestanding warrant liability, which is measured and disclosed at fair value on a recurring basis, is classified within the Level 3 designation. There were no transfers between levels within the fair value hierarchy during the periods presented. The following table presents changes in financial instruments measured at fair value using Level 3 significant unobservable inputs:

Warrant Liability
(in thousands)
Financial liabilities:
Balance at December 31, 2014	300
Change in fair value of freestanding warrant liability (1) (unaudited)	(48)
Reclassification to equity (unaudited)	(252)

Balance at September 30, 2015 (unaudited)	$—

(1)	Change in fair value of the freestanding warrant liability is recorded as other income (expense) in the Company’s condensed consolidated statement of operations.

5.	Property and Equipment

The following summarizes the Company’s property and equipment as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(unaudited)
	(in thousands)
Laboratory and office equipment	$1,112	$1,043
Manufacturing equipment	10,721	10,712
Computer equipment and software	229	210
Leasehold improvements	15,534	15,838
Construction in progress	1,834	1,437

	29,430	29,240
Less: accumulated depreciation	(21,394)	(19,559)

	$8,036	$9,681

Depreciation and amortization expense was approximately $0.6 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively.

6.	Research and Development Collaboration and License Agreements

Collaboration Agreement with Novo Nordisk

Pursuant to a collaboration agreement with Novo Nordisk dated January 31, 2014 related to the development of a transdermal presentation of select Novo Nordisk glucagon-like peptide-1 (GLP-1) analogues, the Company received a non-refundable upfront payment of $1.0 million. The Company evaluated the upfront payment for the license of its technology under the collaboration agreement and determined that the license does not have standalone value apart from the development support services. Accordingly, the license and the development support services are combined as one unit of accounting, and the upfront payment is recorded as deferred revenue in the consolidated balance sheet and recognized as revenue over the performance period that is consistent with the term of performance obligations under the specified feasibility study plan. As of September 30, 2015, all deferred revenue related to the non-refundable upfront payment has been recognized as license fees revenue. In July 2015, the Company announced that Novo Nordisk had notified the Company of its intention to discontinue the collaboration agreement. The termination became effective on October 27, 2015. Upon the termination of the agreement, all technology rights licensed to Novo Nordisk related to the field of GLP-1 products reverted to the Company. The collaboration with Novo Nordisk will no longer be a source of revenue for the Company upon the termination of the agreement.

Revenue from the reimbursement of research and development and out-of-pocket expenses was recognized as the related services were performed under the collaboration agreement on a time and material basis. For the three months ended September 30, 2015, no service revenue pursuant to the Novo Nordisk collaboration agreement was recognized. For the three months ended September 30, 2014, the Company recognized $0.2 million as service revenue pursuant to the Novo Nordisk collaboration agreement. For the nine months ended September 30, 2015 and 2014, the Company recognized $46,000 and $0.7 million, respectively, as service revenue pursuant to the Novo Nordisk collaboration agreement. The corresponding cost of service revenue is recorded as research and development expense in the consolidated statements of operations. The Company did not record cost of collaboration service revenue for the three months ended September 30, 2015 in connection with the Novo Nordisk collaboration agreement. For the three months ended September 30, 2014, the Company recorded $0.1 million as cost of collaboration service revenue in connection with the Novo Nordisk collaboration agreement, and for the nine months ended September 30, 2015 and 2014, the Company recorded $53,000 and $0.4 million, respectively, as cost of collaboration service revenue in connection with the Novo Nordisk collaboration agreement.

7.	Debt Financing

Conversion of Related Parties Convertible Promissory Notes

On January 30, 2015, upon the closing of the Company’s initial public offering, the principal and all unpaid and accrued interest on the September 2013 and February and December 2014 convertible promissory notes outstanding as of January 30, 2015, totaling $7.4 million, were automatically converted into an aggregate of 792,182 shares of common stock at a price equal to 85% of the initial public offering price, resulting in the liability for such notes being reclassified to permanent equity.

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

The amended Hercules Term Loan has substantially different terms than the original loan and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the original debt was considered extinguished. Accordingly, the Company wrote off the value of the original debt, including unamortized discount, as of the amendment date and recorded a liability for the new debt based on its fair value as determined using the income approach based on a discounted cash flow model. The transaction resulted in the Company recording a loss on debt extinguishment of $0.4 million on its consolidated statement of operations for the nine months ended September 30, 2015.

In connection with the first amendment to the loan and security agreement with Hercules, the Company issued Hercules a warrant to purchase 40,705 shares of the Company’s common stock at an exercise price of $7.37 per share. The warrant was recorded at fair value on the date of issuance and treated as a debt discount which is being amortized to interest expense over the term of the loan using the effective interest method. (See Note 8 for a discussion of warrants to purchase common stock.)

In addition, the Company incurred legal and closing costs totaling $117,000, including an $85,000 upfront loan origination fee paid to Hercules and $32,000 of legal costs, in connection with the first amendment to the loan and security agreement with Hercules. These debt issuance costs have been recorded as a direct deduction from the related debt liability in accordance with ASU 2015-03 and are being amortized to interest expense over the term of the loan using the effective interest method. Given effect to early adoption of ASU 2015-03, the following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs, as of September 30, 2015:

September 30, 2015
(unaudited; in thousands)
Principal amount	$15,000
Less: unamortized debt issuance costs	(104)
unamortized fair value of freestanding warrant	(186)
Plus: unamortized fair value debt premium	355
accrued terminal interest	58
accrued interest	99

Long-term debt, net of unamortized debt issuance costs and premium, plus accrued interest	$15,222

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

In June 2015, the Company terminated the BMR Note by prepaying the outstanding principal and all accrued interest as of June 24, 2015, totaling $11.4 million.

8.	Warrants to Purchase Common Stock

In connection with the Company’s entry into the loan and security agreement with Hercules in June 2014, the Company issued Hercules a warrant to purchase $280,000 worth of the Company’s stock at a price per share equal to the lower of (i) lowest price per share of stock sold in the Company’s next round of private equity financing resulting in gross proceeds of at least $3.0 million prior to the closing of the Company’s initial public offering, and (ii) $8.84 per share. The warrant was initially recorded on the Company’s consolidated balance sheet at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the debt repayment period using the effective interest method. The warrant liability was revalued at each subsequent balance sheet date through December 31, 2014, with fair value changes recognized as warrant revaluation income (expense) in the accompanying condensed consolidated statements of operations. As a result of the pricing of the Company’s initial public offering on January 27, 2015, the settlement adjustment to the exercise price was effectively fixed, resulting in the warrant being exercisable for 31,674 shares (warrant amount of $280,000 divided by $8.84 per share) of the Company’s common stock. Accordingly, management concluded that the requirements for equity classification under ASC 815-40-25-10 have been met and effected a reclassification of the warrant liability of $0.3 million to equity. The warrant is exercisable at any time, in whole or in part, until five years from the date of the Company’s IPO. For the three and nine months ended September 30, 2015, the Company recorded other income of zero and $48,000, respectively, related to the change in fair value of the warrant before equity reclassification, which was determined by using the Black-Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.32%; and no dividend yield.

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

The Company records rent expense under the lease on a straight-line basis over the term of the lease. The difference between the actual lease payments and the expense recognized under the lease, along with the unamortized tenant improvement allowances, resulted in a net deferred rent liability of $40,000 and $98,000 as of September 30, 2015 and December 31, 2014, respectively.

For the three months ended September 30, 2015 and 2014, rent expense under operating leases was $0.2 million and $0.2 million, respectively. For the nine months ended September 30, 2015 and 2014, rent expense under operating leases was $0.5 million and $0.5 million, respectively.

As of September 30, 2015, future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows:

(unaudited; in thousands)
2015	$153
2016	626
2017	637
2018	651
2019	163

$2,230

10.	Stock-Based Compensation

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

The following table summarizes options and awards activities and related information under the 2012 Plan and 2014 Plan combined:

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2014	28,701	497,753	$1.59	6.77
Authorized under 2014 Plan (unaudited)	1,400,000
Granted (unaudited)	(527,394)	527,394	$8.34
Option exercised (unaudited)	—	(27,017)	$1.38
Restricted stock vested and released (unaudited)	—	(9,000)	$—
Cancelled/forfeited (unaudited)	32,179	(32,179)	$1.86
Shares expired under 2012 Plan (unaudited)	(58,880)

Balance at September 30, 2015 (unaudited)	874,606	956,951	$5.32	8.69	$1,046

Exercisable at September 30, 2015 (unaudited)		285,344	$1.54	7.15	$696

Vested and expected to vest at September 30, 2015 (unaudited)		894,798	$5.14	8.62	$1,037

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing market value of the Company’s common stock as reported on NASDAQ as of September 30, 2015.

The following summarizes the composition of stock options outstanding and exercisable as of September 30, 2015 (unaudited):

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (in years)
$1.28 - $1.54	412,256	7.29
$4.52 - $7.92	110,301	9.49
$8.18 - $9.29	434,394	9.81

$1.28 - $9.29	956,951	8.69

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited; in thousands)
Research and development	$103	$12	$166	$58
General and administrative	63	24	203	64

Total stock-based compensation expense	$166	$36	$369	$122

At September 30, 2015, the Company had $3.0 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.29 years.

The Company uses the Black-Scholes model for valuing its options and awards granted to employees and non-employees. Stock-based compensation in connection with non-employee grants was immaterial for the three and nine months ended September 30, 2015 and 2014. The following table illustrates the input assumptions used to value employee stock option grants for the three and nine months ended September 30, 2015 and 2014 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.07% - 1.73%	2.02%	1.07% - 2.01%	2.02% - 2.12%
Expected volatility	89%	89%	89%	89%
Expected term (years)	6.08	6.08	6.08	6.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our lead product candidates are ZP-PTH, for the treatment of severe osteoporosis, ZP-Glucagon, for the treatment of severe hypoglycemia, and ZP-Triptan, for the treatment of migraine. These lead product candidates are generic drugs specifically formulated to be administered by our microneedle patch system, and are proposed treatments for indications in which we believe rapid onset, ease of use and stability offer particularly important therapeutic and practical advantages, and have patient populations that we believe will provide us with an attractive commercial opportunity.

Recent Developments

ZP-PTH – For the Treatment of Osteoporosis

Our product candidate ZP-PTH, to be administered daily or weekly, is our proprietary formulation of teriparatide, a synthetic form of parathyroid hormone which we refer to as PTH 1-34, or PTH, an anabolic agent which regulates serum calcium for the treatment of severe osteoporosis. Osteoporosis is a disease primarily affecting post-menopausal women that is characterized by low bone mineral and structural deterioration of bone tissue, which can lead to an increase in bone fractures. We believe there is a significant opportunity for a new anabolic agent, such as ZP-PTH, that has the potential to combine comparable or more effective bone fracture reduction with the convenience of weekly administration, an improved safety profile, and room temperature stability.

In November 2014, we entered into a collaboration and license agreement with Eli Lilly and Company, or Lilly, to develop one or more ZP-PTH microneedle patch products, with the initial product candidate being Daily ZP-PTH, a daily administration of ZP-PTH. Under the terms of the agreement, we granted to Lilly an exclusive, worldwide license to commercialize ZP-PTH in all dosing frequencies, including Daily ZP-PTH. On September 28, 2015, we terminated the collaboration agreement in accordance with its terms following our determination that it is commercially unreasonable to pursue one of the critical success factors under the collaboration agreement, relating to worldwide regulatory approval of Daily ZP-PTH by 2019. As a result of the termination of the collaboration agreement, the exclusive, worldwide license that we granted to Lilly terminated and reverted to us, and we will no longer be eligible to receive any milestone or other payments from Lilly. If, prior to August 19, 2019, we decide to resume development of the daily administration of our ZP-PTH product candidate, then we will be required to notify Lilly and offer to reinstate the collaboration agreement on the same terms or on other mutually agreeable terms. Lilly beneficially owns more than ten percent of our outstanding common stock, which it acquired in connection with the collaboration agreement.

ZP-Glucagon – For the Treatment of Hypoglycemia

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

Phase 2 clinical trial results

In October 2015, we announced positive results from the Phase 2 clinical trial of our proprietary, rapid onset transdermal ZP-Glucagon patch for the treatment of severe hypoglycemia. The objective of the Phase 2 clinical program was to evaluate the safety and efficacy of the ZP-Glucagon patch versus standard-of-care in reversing insulin induced hypoglycemia in adult subjects with Type 1 diabetes. Two doses of the ZP-Glucagon patch (0.5mg and 1.0mg) were compared to two doses of intramuscular injections (0.5mg and 1.0mg) in an open-label, randomized, four-way crossover study design (n=16 subjects). Both ZP-Glucagon patch doses normalized blood sugar in 100 percent of the subjects. Both patch doses had rapid onset of action and time to glucose response was similar among the two modes of administration. Further, ZP-Glucagon 0.5mg patch demonstrated comparable or faster onset of action as compared to 1.0mg injection. All treatments were well tolerated and no new safety issues were identified.

ZP-Triptan – For the Treatment of Migraine

Our product candidate ZP-Triptan is our proprietary formulation of zolmitriptan, one of a class of serotonin receptor agonists known as triptans, used for the treatment of migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Our ZP-Triptan microneedle patch is applied to an individual’s upper arm to deliver zolmitriptan to the body, with the objective of providing rapid onset relief from headache symptoms.

Phase 1 clinical trial results

In November 2015, we announced positive results from the Phase 1 clinical trial of our ZP-Triptan patch. This Phase 1 clinical trial of ZP-Triptan was conducted in Australia. The objectives of the Phase 1 clinical study were to evaluate the tolerability and pharmacokinetics of the ZP-Triptan patch in healthy volunteers. The crossover study among 20 healthy volunteers tested five doses of ZP-Triptan compared to an oral administration of zolmitriptan and additionally a subcutaneous injection of sumatriptan. ZP-Triptan demonstrated rapid absorption compared to the zolmitriptan tablet. During Part 1 of the clinical study, the 20 participants were randomized and received the following treatments: a 0.48 mg ZP-Triptan patch, two 0.48 mg ZP-Triptan patches, a 1.9 mg ZP-Triptan patch, a 2.5 mg oral zolmitriptan tablet, and a subcutaneous injection of 6mg of sumatriptan, a common treatment for migraine headaches. During Part 2 and Part 3 of the study subjects received higher doses, consisting of two 1.9 mg ZP-Triptan patches and a 3.8 mg ZP-Triptan patch, respectively, for assessment of tolerability and pharmacokinetics.

ZP-Triptan patch was well-tolerated and achieved rapid absorption which may translate to fast pain relief for migraine patients. The Phase 1 results demonstrated the fast absorption of ZP-Triptan that is characteristic of Zosano’s microneedle patch and applicator system are illustrated below:

	Cmax (SD) ng/ml	Tmax (range) min	AUC0-2hr (SD) ng/ml hour	AUC0-last (SD) ng/ml hour
ZP-Triptan 0.48 mg	1.8 (0.53)	20 (2-30)	2.1 (0.73)	2.8 (1.36)
ZP-Triptan 2 x 0.48 mg	3.7 (1.05)	20 (2-30)	4.2 (0.95)	6.5 (1.97)
ZP-Triptan 1.9 mg	6.8 (2.75)	20 (2-30)	7.4 (2.53)	12.3 (4.31)
ZP-Triptan 2 x 1.9 mg	14.6 (4.46)	17.5 (2-30)	16.4 (5.34)	27.8 (9.93)
ZP-Triptan 3.8 mg	22.6 (14.00)	15 (2-30)	19.3 (5.37)	31.7 (8.35)
Zolmitriptan Oral Tablet	3.8 (1.51)	60 (30-240)	4.7 (2.24)	22.2 (10.79)

All treatments were well tolerated and no safety issues were identified. The results for the sumatriptan injection were similar to those reported in the literature.

Novo Nordisk Collaboration

In July 2015, we announced that Novo Nordisk A/S, or Novo Nordisk, has notified us of its intention to discontinue the collaboration, development and license agreement that we entered into with Novo Nordisk in January 2014 related to development of a transdermal presentation of select Novo Nordisk glucagon-like peptide-1 (GLP-1) analogues, to be administered once weekly using our microneedle patch system for the treatment of type 2 diabetes. We were notified that Novo Nordisk’s decision was related to a strategic prioritization of Novo Nordisk’s research portfolio despite continued progress during the collaboration period. Upon the termination of the collaboration agreement, which became effective on October 27, 2015, all technology rights licensed to Novo Nordisk related to the field of GLP-1 products reverted to us. We received a non-refundable upfront payment of $1 million upon entering into the collaboration agreement in January 2014. We will no longer be eligible to receive any milestone or other payments from Novo Nordisk.

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

There have been no material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2015, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Financial Overview

As of September 30, 2015, we had an accumulated deficit of approximately $159.2 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional collaboration revenue in the future. Our collaboration agreements with Novo Nordisk and Lilly have been terminated.

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

Revenue

Our revenue to date has been generated primarily from non-refundable license fee payments and reimbursements for research and development expenses under our prior collaboration and license agreements with Asahi Kasei Pharma Corporation, or Asahi, and our prior collaboration, development and license agreement with Novo Nordisk. Through September 30, 2015, we had received a non-refundable upfront license fee payment of $1.0 million from Novo Nordisk under the collaboration, development and license agreement, which was recorded as deferred revenue. Based on Novo Nordisk’s notification to us in July 2015 of its intention to discontinue the collaboration agreement, we have recognized as of September 30, 2015 the remaining deferred revenue under this collaboration agreement. Reimbursements from Novo Nordisk for development support services and out-of-pocket expenses in connection with the collaboration agreement were recognized as service revenue when service was rendered and cost of material was incurred. As a result of the termination of the agreement, the collaboration with Novo Nordisk will no longer be a source of revenue for us. Through September 30, 2014, we had received an aggregate of $16.5 million under the license agreement with Asahi, which was terminated in January 2014.

Cost of license fees revenue

We are a party to an intellectual property license agreement dated October 5, 2006, as amended, with ALZA Corporation, or ALZA, under which we license certain patents and patent applications from ALZA on an exclusive basis worldwide. Cost of license fees revenue represents our payment obligations to ALZA under the intellectual property license agreement. Under the terms of the agreement, we are obligated to pay ALZA royalties on sales of products by us that would otherwise infringe one of the licensed patents or that is developed by us based on certain ALZA know-how or inventions, and to pay ALZA royalties on sales by our sublicensees of such products. We are also obligated to pay ALZA a percentage of non-royalty revenue, defined as upfront payments, milestone payments and all other considerations (other than royalties), that we receive from our sublicensees on third party products where no generic equivalent is available to the public. Pursuant to the agreement with ALZA, we made a $0.1 million payment to ALZA during the nine months ended September 30, 2014 for the upfront license fee we received upon execution of the collaboration agreement with Novo Nordisk in January 2014.

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

We expect our research and development expenses to increase as we plan further clinical development of our product candidates.

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

Other income (expense)

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our short-term borrowings and long-term debt and the amortization of debt discount and issuance costs. Interest expense for the nine months ended September 30, 2015 consists of accrued interest on the related parties convertible promissory notes, which was converted to equity upon the closing of our IPO, accrued interest on the BMR Note, which was repaid in full in June 2015, as well as accrued and paid interest related to the Hercules Term Loan and the related amortization of debt discount and issuance costs. Interest expense for the nine months ended September 30, 2014 consists of accrued interest on the related parties convertible promissory notes, accrued interest on the BMR Note, and accrued interest related to the Hercules Term Loan, as well as related amortization of debt discount and issuance costs.

Other income (expense). Other income or expense consists of certain miscellaneous income or expenses that are not included in other categories of the consolidated statement of operations.

Warrant revaluation. Warrant revaluation income or expense resulted from the re-measurement of our common stock warrant liability issued in connection with the Hercules Term Loan. We record changes to the fair value of the common stock warrants as income or loss at each balance sheet date until they are exercised, reclassified, expired or converted into shares of our common stock. For the nine months ended September 30, 2015, we recorded an income of $48,000 reflecting the change in fair value of the warrant liability before the liability was reclassified to equity.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
Revenue
License fee revenue	$—	$176	$(176)	-100%
Collaborative development support services	—	198	(198)	-100%

Total revenue	$—	$374	$(374)	-100%

Total revenue decreased $0.4 million, or 100%, for the three months ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily due to the completion of the feasibility study and the conclusion of work under our now terminated collaboration agreement with Novo Nordisk.

Research and development expenses

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
Research and development	$6,627	$2,587	$4,040	156%

Research and development expenses increased $4.0 million, or 156%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily due to higher clinical and manufacturing costs for our product candidates.

General and administrative expenses

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
General and administrative	$1,719	$894	$825	92%

General and administrative expenses increased $0.8 million, or 92%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily due to approximately $0.5 million related to additional general and administrative personnel costs in support of our expanded research and development operations and approximately $0.3 million related to expenses associated with being a public company.

Other income (expense)

	Three Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
Interest expense, net	$(314)	$(579)	$(265)	-46%
Other income	41	3	38	1267%

Interest expense, net, decreased $0.3 million, or 46%, for the three months ended September 30, 2015 as compared to the same period in 2014. The decrease in interest expense was primarily due to savings from the restructuring of our term loan with Hercules in June 2015 at a lower interest rate.

Other income increased $38,000 for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in other income was primarily related to the recovery of a prior year property damage claim from the insurance company.

Comparison of the nine months ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
Revenue
License fee revenue	$170	$1,819	$(1,649)	-91%
Collaborative development support services	143	662	(519)	-78%

Total revenue	$313	$2,481	$(2,168)	-87%

Total revenue decreased $2.2 million, or 87%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease was primarily due to the $1.1 million of contract revenue we earned in 2014 under our license agreement with Asahi that did not recur in 2015 as a result of the termination of the license agreement, and an approximately $1.1 million reduction in license fee revenue and related development support service revenue upon completion of the feasibility study and conclusion of work under our now terminated collaboration agreement with Novo Nordisk.

Cost of license fees revenue

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
Cost of license fees revenue	$—	$100	$(100)	-100%

There was no cost of license fees revenue in the nine months ended September 30, 2015. Cost of license fees revenue was $0.1 million for the nine months ended September 30, 2014 due to the royalty payment to ALZA attributable to our receipt of a $1.0 million license fee from Novo Nordisk upon execution of the collaboration and license agreement in January 2014.

Research and development expenses

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
Research and development	$14,701	$8,230	$6,471	79%

Research and development expenses increased $6.5 million, or 79%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily due to higher clinical and manufacturing costs for our product candidates.

General and administrative expenses

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
General and administrative	$4,797	$3,208	$1,589	50%

General and administrative expenses increased $1.6 million, or 50%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily due to approximately $0.9 million related to additional general and administrative personnel costs in support of our expanded research and development operations and approximately $0.7 million related to expenses associated with being a public company.

Other income (expense)

	Nine Months Ended September 30,		Change
	2015	2014	Amount	%
	(In thousands)
Interest expense, net	$(1,247)	$(1,261)	$(14)	-1%
Other income (expense)	49	(143)	192	134%
Warrant revaluation income	48	—	48	100%
Gain on debt forgiveness	—	497	(497)	-100%
Loss on debt extinguishment	(446)	—	(446)	-100%

Interest expense, net, decreased $14,000 for the nine months ended September 30, 2015 as compared to the same period in 2014. The decrease in interest expense was primarily due to savings from the restructuring of our term loan with Hercules in June 2015 at a lower interest rate.

For the nine months ended September 30, 2015, we recorded other income of $49,000 as compared to other expense of $0.1 million for the same period in 2014. Other income for the nine months ended September 30, 2105 was related to the recovery of prior year property damage claim from insurance company. Other expense for the nine months ended September 30, 2014 was related to the fair value of the 31,250 shares of common stock that we issued to BMV Direct SOTRS LP in June 2014 as an inducement for its subordination of the BMR Note to the Hercules Term Loan.

Warrant revaluation income for the nine months ended September 30, 2015 resulted from the re-measurement of the fair value of our common stock warrant liability issued in connection with the Hercules term loan in June 2014.

The gain on debt forgiveness of $0.5 million was due to a one-time transaction in March 2014 resulting from the cancellation of ZP Group LLC’s revolving line of credit with Asahi Kasei Pharma USA, pursuant to the provisions of our joint venture termination agreement with Asahi.

Loss on debt extinguishment was related to the restructuring and consolidation of our outstanding debt in June 2015. The amended Hercules Term Loan has substantially different terms than the original loan and the original debt was considered extinguished. We accounted for the extinguishment based on the relative fair value of the loan and recorded a loss on debt extinguishment of $0.4 million in the nine months ended September 30, 2015.

Liquidity and Capital Resources

From our inception in October 2006 to our initial public offering in January 2015, we funded our operations primarily through private placements of our preferred stock, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of September 30, 2015, had an accumulated deficit of $159.2 million. We expect to incur additional losses in the future to conduct research and development on our product candidates and to conduct pre-commercialization manufacturing activities.

On January 30, 2015, we completed our initial public offering, in which we issued 4,500,000 shares of our common stock at a price of $11.00 per share, resulting in net proceeds of approximately $44.2 million, after deducting underwriting discounts and commissions and payment of offering expenses. Concurrent with the closing of our initial public offering on January 30, 2015, we issued and sold an additional 1,363,636 shares of our common stock to Lilly in a separate private placement for net proceeds of $14.5 million, after deducting a private placement fee. On February 27, 2015, we issued and sold an additional 110,000 shares of our common stock at a price of $11.00 per share pursuant to the partial exercise of the overallotment option granted to the underwriters in our initial public offering, resulting in net proceeds to us of approximately $1.1 million after deducting underwriting discounts and commissions. As of September 30, 2015, we had approximately $43.9 million in cash, cash equivalents and marketable securities.

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

The following table shows a summary of our cash flows for the nine-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(17,530)	$(9,001)
Investing activities	(39,342)	(1,031)
Financing activities	60,533	6,422

Net increase (decrease) in cash and cash equivalents	$3,661	$(3,610)

Operating Cash Flow. Net cash used in operating activities was $17.5 million and $9.0 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used during the first nine months of 2015 was primarily the result of clinical and non-clinical development costs, personnel costs related to the hiring of key personnel with critical manufacturing know-how to ramp up our production of clinical trial materials in preparation of our planned Phase 2 and 3 clinical trials for our ZP-PTH, ZP-Glucagon and ZP-Triptan clinical programs, professional fees and administrative expenses incurred in the course of our continuing operations. Net cash used during the first nine months of 2014 was primarily the result of personnel-related costs, clinical trial costs, professional fees and administrative expenses, partially offset by the collection of our receivables from Asahi of approximately $3.4 million as final settlement of our joint venture in ZP Group LLC.

Investing Cash Flow. Net cash used in investing activities was $39.3 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash used in investing activities during the first nine months of 2015 was primarily due to the purchase of $42.6 million of marketable securities for investment, partially offset by the maturities of $3.5 million of our investment in marketable securities. During the first nine months of 2014, net cash used in investing activities included the purchase of manufacturing equipment to support the clinical trial material production of our transdermal microneedle patch.

Financing Cash Flow. Net cash provided by financing activities was $60.5 million and $6.4 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash generated by financing activities during first nine months of 2015 included approximately $60.3 million of net proceeds from our initial public offering of securities and concurrent private placement with Lilly. Net cash generated from financing activities in the first nine months of 2014 was provided through $3.9 million of net proceeds from our debt financing with Hercules and $2.5 million from the issuance of convertible promissory notes to related parties.

Contractual Obligations and Commitments

Our main contractual obligations as of September 30, 2015 consist of operating leases of $2.2 million and long-term debt obligations of $17.9 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases. Long-term debt obligations include our secured term loan facility with Hercules. Our contractual obligations decreased by approximately $7.7 million from December 31, 2014 reflecting the conversion of our related parties convertible promissory notes to permanent equity upon the closing of our initial public offering on January 30, 2015, the payment of all of the then outstanding principal and accrued interest on the BMR Note in June 2015, and the servicing of our restructured term loan with Hercules.

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

Interest Rate Risk

As of September 30, 2015, we had cash, cash equivalents and marketable securities of $43.9 million, consisting of bank deposits, money market funds, corporate bonds, U.S. government agency bonds and commercial paper. Such interest-earning instruments carry a degree of interest rate risk.

We invest surplus funds in accordance with a policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet our operating requirements. Our investment policy also specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed nor do we anticipate being exposed to material risks due to changes in interest rates. The maximum duration of our available-for-sale marketable securities held as of September 30, 2015, was within 15 months. Due to the short-term nature of these financial instruments, we believe there is no material exposure to interest rate risk, and/or credit risk, arising from our portfolio of marketable securities.

Our outstanding debt obligation carries a variable interest rate equal to the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. Accordingly, our debt obligation will increase if and as the interest rate increases.

Credit Risk

Financial instruments that potentially subject us to concentration of credit risk consist of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with a high credit quality financial institution. Deposits held with banks may exceed the amount of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents since inception. We have no account receivables outstanding as of September 30, 2015. We do not believe that our credit risk is material.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

As previously disclosed in connection with the material weakness referenced above, we began implementing a number of measures to remediate the material weakness and strengthen our internal control over financial reporting. Management has implemented, or continued to implement, the following measures during the three- and nine-month periods ended September 30, 2015:

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

Except for these remedial actions, there was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three- and nine-month periods ended September 30, 2015. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On January 30, 2015, we consummated the closing of our initial public offering of common stock pursuant to our Registration Statement on Form S-1 (File No. 333-196983), as amended, which was declared effective by the Securities and Exchange Commission, or SEC, on January 26, 2015. Through September 30, 2015, we used approximately $8.1 million of the net offering proceeds to fund continued advancement of our ZP-Glucagon, Daily ZP-PTH, and ZP-Triptan product candidates, approximately $1.0 million to service our debt obligation with Hercules, approximately $0.6 million to expand and enhance our manufacturing capabilities, and approximately $8.4 million for working capital and other general corporate purposes. There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 27, 2015.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Termination of Material Definitive Agreement

On October 27, 2015, we received an official written notice from Novo Nordisk confirming the termination of the collaboration, development and license agreement that we entered into with them in January 2014 related to the development of a transdermal presentation of glucagon-like peptide-1 (GLP-1) analogues to be administered once weekly using our microneedle patch system for the treatment of type 2 diabetes.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10- Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOSANO PHARMA CORPORATION

By:	/s/ Vikram Lamba
Vikram Lamba
President and Chief Executive Officer

Date:	November 10, 2015

By:	/s/ Winnie W. Tso
Winnie W. Tso
Chief Financial Officer

Date:	November 10, 2015

EXHIBIT INDEX

Exhibit number	Description

10.1	Amendment No. 1 to Collaboration, Development and License Agreement, dated as of August 11, 2015, by and between ZP Opco, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 17, 2015)

10.2†+	Amendment No. 4 to Employment Letter Agreement, dated September 1, 2015, by and among ZP Opco, Inc., Zosano Pharma Corporation and Peter Daddona

10.3†+	Employment Letter Agreement, dated September 7, 2015, by and among ZP Opco, Inc., Zosano Pharma Corporation and Konstantinos Alataris

10.4†+	Scientific Advisor Agreement, effective December 31, 2105, by and among Zosano Pharma Corporation, ZP Opco, Inc. and Peter Daddona

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document XBRL

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
+	Management contract or compensatory plan or arrangement
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.