Form 10-K
period 2015-12-31
Zosano Pharma Corp
filed 2016-03-29
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as  defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2015 (the last business day of the registrant’s most recently completed second quarter) was approximately $36,760,000.

As of March 10, 2016, the registrant had a total of 11,967,895 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report on Form 10-K.

Zosano Pharma Corporation

Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2015

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	the anticipated timing, costs and conduct of our planned clinical trials and preclinical studies, as applicable, for our ZP-PTH, ZP-Glucagon and ZP-Triptan product candidates;

•	our expectations regarding the clinical effectiveness of our product candidates;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	our manufacturing capabilities and strategy;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	our intellectual property position and our ability to obtain and maintain intellectual property protection for our product candidates;

•	our expectations regarding competition;

•	the anticipated trends and challenges in our business and the markets in which we operate;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	the rate and degree of market acceptance of any of our product candidates;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our expectations regarding federal, state and foreign regulatory requirements; and

•	regulatory developments in the United States and foreign countries.

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

Our short-wear-time transdermal patch consists of an array of titanium microneedles that is coated with our proprietary formulation of a previously approved drug and attached to an adhesive patch. When the patch is applied with our hand-held applicator, the microneedles penetrate the skin, resulting in rapid dissolution and absorption of the drug through the capillary bed. We believe our system enables rapid and consistent delivery of the drug, with therapeutic effect typically occurring within 30 minutes or less, and easy and convenient administration. We focus on developing specific formulations of approved drugs to be administered by our microneedle patch system, for indications in which rapid onset, ease of use and stability offer significant therapeutic and practical advantages. We target indications with patient populations that we believe will provide us with an attractive commercial opportunity. Our product candidate is ZP-Triptan, our proprietary formulation of zolmitriptan, one of a class of serotonin receptor agonists known as triptans used for the treatment of migraine. In November 2015, we announced positive results from our Phase 1 clinical trial of our ZP-Triptan patch, which was conducted in healthy human subjects in Australia. The Phase 1 results demonstrated the fast absorption of ZP-Triptan that is a characteristic of our microneedle patch and applicator system, which we believe can potentially translate to fast pain relief. Recent feedback from the United States Food and Drug Administration, or FDA, on ZP-Triptan’s regulatory path has also been encouraging. The agency has indicated that one positive pivotal efficacy study, in addition to the required safety study, would be sufficient for approval of ZP-Triptan for the treatment of migraine.

In light of these encouraging clinical data and the potential to get to an NDA submission in a relatively short timeframe, we recently made the decision to prioritize our clinical development effort on ZP-Triptan and to suspend further development related to our other product candidates, ZP-PTH and ZP-Glucagon, until such time that we can appropriately fund such development through strategic partnerships or additional financing. While we are considering pursuing clinical development of our ZP-Triptan product candidate to a meaningful milestone, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success.

In connection with our decision to concentrate the clinical development of ZP-Triptan, we recently announced that we would streamline our organization to ensure that we effectively use our funds for this purpose. We implemented a workforce reduction of 24 employees, representing approximately 38% of our total workforce, which we expect to reduce our expenses by approximately $2.0 million, net of severance costs, for fiscal year 2016. We expect to reinvest the savings from the workforce reduction in our ZP-Triptan clinical development program.

Our Strategy

Our goal is to make transdermal drug delivery a standard of care for delivering drugs requiring fast onset. The key elements of our strategy are to:

•	Pursue indications with high unmet medical need and greater probability of clinical, regulatory and commercial success. We focus on indications in which rapid onset, ease of use and stability offer particularly important therapeutic and practical advantages that address unmet needs, that have patient populations large enough to provide us with an attractive commercial opportunity, and where there is currently potential premium pricing.

•

Maintain focus on effective execution of clinical trials. We believe that timely and efficient execution of our clinical development plans has been critical to our success to date. We intend to continue to maintain, as a primary focus of our efforts, excellence in execution of our clinical development plan for ZP-Triptan while effectively managing our available cash resources.

•

Build a balanced portfolio of proprietary and partnered programs. We have retained world-wide commercial rights to all of our product candidates. For product candidates that are outside of our immediate and core area of interest, or where a partner can contribute specific expertise, we intend to evaluate collaborations with strategic partners to further the clinical and commercial development of such product candidates. We are continuing our internally funded development efforts with respect to ZP-Triptan, while simultaneously pursuing partnering opportunities for it, as well as our ZP-PTH and ZP-Glucagon programs. We also intend to selectively collaborate with third parties with respect to the delivery of their proprietary drugs using our microneedle patch system.

•

Continue to refine our next generation drug delivery platform. We believe that each of the currently available methods of drug administration has significant disadvantages. Oral and nasal products are typically characterized by relatively slow onset of action, and the use of injectables can cause discomfort. We intend to continue to refine our next generation microneedle patch system through enhanced portability and improved ease of use.

Our Development Pipeline

We have tested our microneedle patch system in preclinical and clinical proof of concept studies that demonstrated its technical feasibility with approximately thirty compounds, ranging from small molecules to proteins. Based on our research, we believe that our microneedle patch system can be used to deliver treatments for a wide variety of indications beyond those on which we are currently focused, in which our fast onset, room-temperature stability, and ease of use will fill what we believe is a significant unmet need.

The following table summarizes the status of our development programs that we are currently seeking to partner:

Our Product Candidate Actively in Development

ZP-Triptan for Migraine

The focus of our development efforts is on our product candidate ZP-Triptan, our proprietary formulation of zolmitriptan, one of a class of serotonin receptor agonists known as triptans, used for the treatment of migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Our ZP-Triptan microneedle patch is applied to an individual’s upper arm to deliver zolmitriptan to the body, with the objective of providing rapid onset relief from headache symptoms.

Large Market and Attractive Treatment Alternative

According to the Migraine Research Foundation, migraine affects 30 million men, women and children in the United States. Most migraines last between four and 24 hours, but some last as long as three days. According to published studies, 63% of migraine patients experience between one and four migraines per month. According to a 2014 study by Global Data Pharma Point, sales of prescriptions for medications indicated for migraine in the United States were approximately $1.9 billion in 2012. Of this amount, $1.1 billion was for triptans.

We believe that each of the currently available methods of administering triptans, including oral, nasal spray, subcutaneous injection and iontophorectic transdermal patch (which is a device that delivers medicine through the skin by a low electrical current), has significant disadvantages. Some migraine patients fail to respond consistently to oral triptans, and oral treatments may be ineffectual for patients who are suffering from the nausea or gastric stasis that can be associated with migraine. Oral, nasal and iontophoretic patch triptan products are also characterized by relatively slow onset of action. Nasal sprays may be unpleasant in taste, and use of injectables can cause discomfort. Because ZP-Triptan has demonstrated fast onset in preclinical studies, does not depend on gastrointestinal absorption, and provides easy, administration, we believe it could provide an attractive alternative to currently marketed triptan products for the treatment of migraine.

Fast Onset Demonstrated

In migraine, time to maximum drug concentration in blood, or Tmax, closely correlates to speed of onset of pain relief and has also been shown to be correlated with completeness of pain relief and pain freedom over time. Relief at two hours is the standard endpoint used in migraine studies and represents the percentage of patients reporting a reduction of migraine symptoms from a classification of severe or moderate to mild or none within two hours after taking the medication.

The following table compares Tmax and pain relief of oral forms, including melts and tablets, and nasal forms of marketed triptans to sumatriptan injection. The data are derived from Prescribing Information for the different formulations of these marketed triptans:

Products Included:

(1)	Nasal: Imitrex (sumatriptan), Zomig (zolmitriptan) Oral—Melt: Zomig-ZMT (zolmitriptan) Maxalt-MLT (rizatriptan)
(2)

Oral—Tablets: Imitrex (sumatriptan), Treximet (sumatriptan/naproxen sodium), Zomig (zolmitriptan) Maxalt (rizatriptan), Amerge (naratriptan), Axert (almotriptan), Frova (frovatriptan), Relpax (eletriptan)

(3)	Subcutaneous: Sumavel DosePro (sumatriptan injection), Imitrex (sumatriptan injection)
(4)	Tmax achieved in Phase 1 clinical trial for ZP-Triptan 3.8 mg
(5)	Average Tmax represents overall average of the midpoint of the range for all products.
(6)

Average relief at 2 hours represents overall average of the midpoint of the range for all products. Range reflects headache relief data obtained in placebo controlled clinical studies, which include different doses of the same triptan.

(7)	In USD millions / Source: IMS Integrated NPA data, Jan – Dec 2012.

Phase 1 Clinical Trial Results

In November 2015, we announced positive results from the Phase 1 clinical trial of our ZP-Triptan patch. This Phase 1 clinical trial of ZP-Triptan was conducted in Australia. The objectives of the Phase 1 clinical study were to evaluate the tolerability and pharmacokinetics of the ZP-Triptan patch in healthy volunteers. The crossover study among 20 healthy volunteers tested five doses of ZP-Triptan compared to an oral administration of zolmitriptan and additionally a subcutaneous injection of sumatriptan. ZP-Triptan demonstrated rapid absorption compared to the zolmitriptan tablet. During the first part of the clinical study, the 20 participants were randomized and received the following treatments: a 0.48 mg ZP-Triptan patch, two 0.48 mg ZP-Triptan patches, a 1.9 mg ZP-Triptan patch, a 2.5 mg oral zolmitriptan tablet, and a subcutaneous injection of 6mg of sumatriptan, a common treatment for migraine headaches. During the second and third parts of the study, subjects received higher doses, consisting of two 1.9 mg ZP-Triptan patches and one 3.8 mg ZP-Triptan patch, respectively, for assessment of tolerability and pharmacokinetics.

ZP-Triptan patch was well-tolerated and rapid absorption was observed which we believe may translate to fast pain relief for migraine patients. The Phase 1 results demonstrating the fast absorption of ZP-Triptan that is characteristic of Zosano’s microneedle patch and applicator system are illustrated below:

		Cmax (SD) ng/ml	Tmax (range) min	AUC0-2hr (SD) ng/ml hour	AUC0-last (SD) ng/ml hour
A	ZP-Triptan 0.48 mg	1.8 (0.53)	20 (2-30)	2.1 (0.73)	2.8 (1.36)
B	ZP-Triptan 2 x 0.48 mg	3.7 (1.05)	20 (2-30)	4.2 (0.95)	6.5 (1.97)
C	ZP-Triptan 1.9 mg	6.8 (2.75)	20 (2-30)	7.4 (2.53)	12.3 (4.31)
F	ZP-Triptan 2 x 1.9 mg	14.6 (4.46)	17.5 (2-30)	16.4 (5.34)	27.8 (9.93)
G	ZP-Triptan 3.8 mg	22.6 (14.00)	15 (2-30)	19.3 (5.37)	31.7 (8.35)
D	Zolmitriptan 2.5 mg Oral Tablet	3.8 (1.51)	60 (30-240)	4.7 (2.24)	22.2 (10.79)

The concentration-time curve during 0-2 hours for all treatments is displayed in the following table:

All treatments were well tolerated and no significant safety issues were identified. The results for the sumatriptan injection were similar to those reported in previous studies.

We believe that the pharmacokinetic and tolerability results in healthy volunteers show that our ZP-Triptan microneedle patch system could provide considerable clinical advantages over zolmitriptan tablets in the treatment of acute migraine. In this Phase 1 pharmacokinetic study, ZP-Triptan demonstrated rapid absorption and reduced metabolism to the active metabolite with the lowered potential for drug-drug interactions and adverse events via a method that does not depend on gastrointestinal absorption or the discomfort of an injection.

Planned Pivotal Efficacy and Safety Trials

We plan to submit an Investigational New Drug (IND) application for ZP-Triptan to the FDA in the second quarter of 2016. Thereafter, we plan to sponsor a U.S. study to evaluate the effectiveness and safety of ZP-Triptan, when used for the acute treatment of migraine.

The first planned study is a multicenter, randomized, placebo-controlled comparison of three doses of ZP-Triptan (1.0 mg, 1.9 mg, and 3.8 mg) and placebo for the treatment of a single migraine attack. The co-primary endpoints for the study are those defined in the October 2014 FDA Draft Guidance—“Migraine: Developing Drugs for Acute Treatment”, on pain and most bothersome symptom freedom. Subjects will record their migraine symptoms in a patient diary, prior to treatment, and at varying intervals following treatment, out to 48 hours. Safety will be assessed by adverse events reported and other standard safety measures.

While we are considering pursuing clinical development of our ZP-Triptan product candidate to a meaningful milestone, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success.

Our Partnering Product Candidates

Our clinical trials of product candidates ZP-PTH for the treatment of severe osteoporosis and ZP-Glucagon for the treatment of severe hypoglycemia have also yielded promising clinical data. In light of our decision to prioritize ZP-Triptan, we currently are not devoting substantial resources to further clinical development of ZP-PTH and ZP-Glucagon, and are actively seeking partnering opportunities with them. These product candidates and their clinical progress are described below.

ZP-PTH for Osteoporosis

Our product candidate ZP-PTH is our proprietary formulation of teriparatide, a synthetic form of parathyroid hormone, which we refer to as PTH 1-34, or PTH, which regulates serum calcium, to be administered for the treatment of severe osteoporosis. Osteoporosis is a disease primarily affecting post- menopausal women that is characterized by low bone mineral and structural deterioration of bone tissue, which can lead to an increase in bone fractures. According to the World Health Organization and the International Osteoporosis Foundation, a patient has severe osteoporosis when he or she has a T-score <-2.5 (meaning that the patient has a bone mineral density, or BMD, that is two and a one-half standard deviations below the mean BMD of an ethnically matched thirty-year old man or woman, as applicable), plus one or more fragility fractures.

We believe that the two main types of osteoporosis drugs currently available in the United States, anti- resorptive agents and an anabolic agent, either have shortcomings in efficacy and safety or often times provide patients with a less than optimal treatment administration experience. Our ZP-PTH product candidate is intended to provide a convenient, easy-to-use, room-temperature-stable alternative for osteoporosis patients. We have developed a daily and a weekly dose regimen of ZP-PTH and have successfully completed a Phase 2 clinical trial on Daily ZP-PTH and a Phase 1 clinical trial on Weekly ZP-PTH.

We completed a Phase 2 clinical trial of Daily ZP-PTH in the United States (in connection with which we submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA), Mexico and Argentina in 2008, and we held End-of-Phase 2 meetings with the FDA and similar meetings with European regulatory authorities in 2009.

In 2013, we completed a Phase 1 clinical trial of our Weekly ZP-PTH in Australia and the study demonstrated pulsatile performance with all six patch doses, which is a significant factor for anabolic efficacy. We had a pre-IND meeting with the FDA in July 2014 and discussed the clinical study design for a planned Phase 2 study.

We believe that we have made significant progress in the clinical development of our ZP-PTH product candidate. We have retained world-wide commercial rights to both Daily ZP-PTH and Weekly ZP-PTH. We intend to evaluate collaboration with strategic partners to further the clinical and commercial development of Daily ZP-PTH and Weekly ZP-PTH.

Large Osteoporosis Market with Significant Unmet Needs

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

The only anabolic agent approved in the United States for the treatment of severe osteoporosis is teriparatide, which is marketed by Eli Lilly & Company, or Lilly, as Forteo®, which must be injected daily and is unstable at room temperature. Based on our 2010 osteoporosis market survey, we estimated that in 2010 only 6% of the treated population of severe osteoporosis patients in the United States received prescriptions for Forteo®. Nevertheless, worldwide sales of Forteo® in 2015 were approximately $1.35 billion. We believe there is significant opportunity for a convenient and easy to use alternative for osteoporosis patients.

Completed Daily ZP-PTH Phase 2 Clinical Development

In 2008, we completed a Phase 2 clinical trial of Daily ZP-PTH. The objective of the study was to determine the safety and efficacy of our microneedle patch system compared to a placebo patch and a subcutaneous teriparatide 20 µg injection in post-menopausal women with osteoporosis. The Daily ZP-PTH Phase 2 clinical trial demonstrated the fast-on, fast-off pharmacokinetic profile we believe is critical for strong anabolic effect, which we believe contributed to the increases in lumbar spine and hip BMD illustrated in the tables immediately below.

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

Weekly ZP-PTH Phase 1 Clinical Study

During the fourth quarter of 2013, we commenced a Phase 1 clinical study in healthy post-menopausal women of a single application of one or two Weekly ZP-PTH transdermal patches coated with doses ranging from 60 µg to 160 µg of teriparatide, compared to subcutaneous injections of teriparatide at doses of 20 µg or 57 µg. The design was a single-center, open-label, randomized eight-way crossover study in 32 subjects. Test treatments included single patches of 60 µg, 120 µg, 160 µg doses, two patches of 60 µg (120 µg total PTH), two patches of 90 µg (180 µg total PTH), two patches of 120 µg (240 µg total PTH), and doses of two active injectable comparators: teriparatide 20 µg (Forteo®) by subcutaneous injection, and teriparatide 57 µg

(Teribone™) by subcutaneous injection. The rationale of the patch dose selection was driven by our desire to replicate the demonstrated efficacy of 28 µg and 57 µg subcutaneous injections in studies conducted by Asahi Kasei Pharma Corporation, or Asahi, while adjusting for a higher bio mass index in a Caucasian population.

As indicated by the chart below, showing mean results, the Phase 1 study demonstrated pulsatile performance with all patch doses, which we believe is a significant factor for anabolic efficacy.

Zosano Ph1: Assess Pulsatile Delivery and Adequate Bioavailability

with Patch Doses vs. Injectable (n=32)

The study results also demonstrated:

•

The bioavailability of our selected patch doses bracketed the subcutaneous doses of 28 µg and 57 µg, which have proven to be efficacious in reducing fractures in Japanese patients. Our patches illustrated high bioavailability, dose proportionality in ascending doses in the single-patch systems, and dose proportionality in ascending doses in the two-patch systems, enabling us the flexibility of dose selection for future clinical studies; and

•

With all weekly doses on one- or two-patch systems, we achieved the desired pulsatile pharmacokinetic profile which we believe is critical for anabolic efficacy. We observed pulsatile pharmacokinetic profile comparable to that in our Daily ZP-PTH Phase 2 study and in our 2008 005 ZP-PTH study.

Patch doses were similarly tolerated when compared to Forteo® and Teribone™. The Phase 1 study was conducted in Australia and, as such, was not subject to an IND and was conducted in compliance with applicable Australian regulations.

We had a pre-IND meeting with the FDA, a meeting required for the filing of an investigational new drug application, or IND, in July 2014 to discuss the clinical study design for our Phase 2 and Phase 3 studies of Weekly ZP-PTH.

Demonstrated 36-Month Stability of ZP-PTH Formulation

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

Strategic Alliance with Eli Lilly and Company

In November 2014, we entered into a collaboration agreement with Eli Lilly and Company, or Lilly, to develop a formulation of ZP-PTH to be administered daily using our microneedle patch system for the treatment of osteoporosis. Under the terms of the agreement, we granted to Lilly an exclusive, worldwide license to commercialize any ZP-PTH product using our microneedle patch system. We were responsible, at our own expense, for developing Daily ZP-PTH, including clinical, regulatory and manufacturing scale-up activities. Lilly would be responsible, pending successful clinical study outcomes and regulatory approval, for commercialization of our Daily ZP-PTH product. We had the right to terminate the agreement at any time prior to regulatory approval of Daily ZP-PTH in the United States or Japan if we determined that a critical success factor under the agreement was commercially or scientifically unreasonable to achieve and we discontinued development of Daily ZP-PTH.

In September 2015, we terminated the collaboration agreement in accordance with the terms following our determination that it was commercially unreasonable to pursue one of the critical success factors under the agreement, relating to the required timing of worldwide regulatory approval of Daily ZP-PTH by 2019.

As a result of the termination of the agreement, the exclusive, worldwide license that we granted to Lilly terminated and reverted to us, and we will no longer be eligible to receive any milestone or other payments from Lilly. If, prior to August 19, 2019, we decide to resume development of Daily ZP-PTH, then we will be required to notify Lilly and offer to reinstate the collaboration agreement on the same terms or on other mutually agreeable terms.

We also entered into a common stock purchase agreement with Lilly in November 2014 pursuant to which Lilly has purchased $15 million worth of our common stock in a private placement concurrent with the closing of our initial public offering of shares of our common stock, at a price per share equal to the initial public offering price. On January 30, 2015, concurrent with the closing of our initial public offering, we issued and sold 1,363,636 shares of our common stock to Lilly and received net proceeds of $14.5 million pursuant to the common stock purchase agreement. As of December 31, 2015, Lilly beneficially owned more than ten percent of our outstanding common stock.

ZP-Glucagon for Severe Hypoglycemia

Our product candidate ZP-Glucagon is our proprietary formulation of glucagon, a hormone that raises blood glucose levels, intended for the emergency rescue of patients suffering from life-threatening, severe hypoglycemia. Severe hypoglycemia is a complication of diabetes treatment, often caused by insulin overdose, characterized by a very low level of blood glucose that can lead to loss of consciousness, seizure, coma and death. Timely treatment is critical, and may need to be administered to an incapacitated patient in a life- threatening situation by a third party who lacks medical training. We believe that ZP-Glucagon delivered using our microneedle patch system will offer patients and caregivers a simple device providing rapid onset and enhanced ease of use, as well as extended room temperature stability, compared with the two glucagon products currently marketed in the United States.

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

In October 2015 we announced positive Phase 2 clinical trial results on our ZP-Glucagon patch program for the treatment of severe hypoglycemia. The objective of our Phase 2 clinical trial in Australia was to evaluate the performance of our ZP-Glucagon patch in Type 1 diabetic patients at 0.5 milligram, or mg, and 1.0 mg doses, with induction of hypoglycemia, in comparison to comparable doses of glucagon administered by intramuscular injection. Both ZP-Glucagon patch doses normalized blood sugar in 100 percent of the subjects. Both patch doses had rapid onset of action and time to glucose response was similar among the two modes of administration. All treatments were well tolerated and no new safety issues were identified.

We believe that we have made significant progress in the clinical development of our ZP-Glucagon product candidate and intend to evaluate strategic opportunities with a corporate partner to further its clinical and commercial development.

Underserved Severe Hypoglycemia Market

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

There are 21 million diagnosed diabetes patients in the United States, of whom 26% are insulin-dependent. Insulin-dependent patients have on average 1.2 severe hypoglycemic events per year. There are currently two glucagon products marketed in the United States: Glucagon Emergency Kit by Lilly and GlucaGen® by Novo Nordisk. Based on a market survey of the hypoglycemia market commissioned by us in 2013, we estimate that in 2012, sales of these products exceeded $120 million in the United States with units sold at an average wholesale price of $188 per unit, and that the injectable glucagon market is growing at approximately 15% year- over-year, largely driven by ongoing price increases.

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

Completed Phase 1 Clinical Trial

In January 2014, we completed a Phase 1 trial of ZP-Glucagon designed to assess relative bioavailability with our microneedle patch system on a 3cm2 patch compared to GlucaGen® administered by intramuscular injection. We compared subjects across multiple application sites with two formulations (formulation C and formulation D) in a single-center, open-label, randomized five-way crossover study using 0.5 mg on both the ZP- Glucagon patch and GlucaGen®. The study included 20 healthy volunteer subjects.

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

Note: AUC measured in ng*hr/mL

Completed Phase 2 Clinical Trial

In October 2015, we completed a Phase 2 clinical trial in Australia to evaluate the performance of our ZP-Glucagon product candidate in Type 1 diabetic patients at 0.5 mg and 1.0 mg doses, with induction of hypoglycemia, in comparison to comparable doses of glucagon administered by intramuscular injection, or IM.

The Phase 2 clinical trial investigated the safety and efficacy of ZP-Glucagon in the treatment of insulin- induced hypoglycemia in diabetic patients (as opposed to healthy volunteers, as used in our Phase 1 clinical trial). Based on the higher bioavailability results from our Phase 1 clinical trial, it is possible that we could have a therapeutic patch dose with a coated amount less than 1 mg. Therefore, in our Phase 2 trial, we were testing both a single patch dose of 0.5 mg and two patches of 0.5 mg (total dose of 1.0 mg) compared to 0.5 mg and 1.0 mg of intramuscular injection.

Our Phase 2 clinical trial was a four-way crossover study with 16 diabetic patients, each of whom was administered the following four doses:

•	One patch of ZP-Glucagon 0.5 mg applied on the upper arm;

•	Two patches of ZP-Glucagon 0.5 mg applied on the upper arm;

•	Intramuscular injections of 1.0 mg commercial glucagon; and

•	Intramuscular injections of 0.5 mg commercial glucagon.

The primary endpoints in this study were as follows:

•	Time to increase in blood glucose concentration from baseline by 50 mg/dl;

•	Blood glucose concentration change from baseline 15 minutes after treatment administration;

•	Maximal change from baseline in blood glucose concentration; and

•	Incidence of adverse events.

In October 2015 we announced positive Phase 2 clinical trial results on our ZP-Glucagon patch program for the treatment of severe hypoglycemia when all of our primary endpoints have been met. Our Phase 2 clinical trial results showed:

•	Both of our 0.5 mg and 1.0 mg ZP-Glucagon patch doses normalized blood sugar in 100 percent of the study subjects;

•	Both 0.5 mg and 1.0 mg ZP-Glucagon patch doses demonstrated rapid onset of action and time to glucose response was similar among the patch and injection modes of administration;

•

Maximal plasma concentrations of glucagon for the patch treatments were higher than those of the IM injections. The time to reach the maximum concentration was faster with the patches (7.7 and 10.2 minutes) compared to the IM injections (14.6 and 16.6 minutes); and

•	All treatments were well tolerated and no new safety issues were identified.

GLP-1 for Type 2 Diabetes

In July 2015, we announced that Novo Nordisk A/S, or Novo Nordisk, notified us of its intention to discontinue the collaboration, development and license agreement that we entered into with Novo Nordisk in January 2014 related to development of a transdermal presentation of select Novo Nordisk glucagon-like peptide-1 (GLP-1) analogues, to be administered once weekly using our microneedle patch system for the treatment of type 2 diabetes. We were notified that Novo Nordisk’s decision was related to a strategic prioritization of Novo Nordisk’s research portfolio despite continued progress during the collaboration period. Upon the termination of the collaboration agreement, which became effective on October 27, 2015, all technology rights licensed to Novo Nordisk related to the field of GLP-1 products reverted to us. We received a non-refundable upfront payment of $1 million upon entering into the collaboration agreement in January 2014. We will no longer be eligible to receive any milestone or other payments from Novo Nordisk.

Our Research Programs

Our internal research and development programs involve generic molecules with demonstrated safety and efficacy and a low clinical and regulatory risk relative to new chemical entities, or NCEs. We believe that these programs will have a shorter development time and lower cost to commercialization than typical NCEs. In selecting our development candidates we consider the therapeutic advantage of rapid onset, the size of the market, the level of competition and the potential selling price.

Our microneedle patch system consists of a 3 to 6 cm2 array of titanium microneedles approximately 200-350 microns long, coated with a hydrophilic formulation of the relevant drug, and attached to an adhesive patch. The maximum amount of active drug that can be coated on a patch’s microneedle array depends on the active molecule of the drug formulation, the weight of the excipients in the drug formulation, and the coatable surface area of the microneedle array. For example, we use patches with 2 cm2, 3 cm2 and 6 cm2 microneedle arrays, and, based on our testing, we believe that the maximum amount of zolmitriptan that can be coated on a patch with a 6 cm2 microneedle array is approximately 3.5 mg. The patch is applied with a hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for rapid and consistent dissolution and absorption of the drug coating, yet short of the nerve endings in the skin. The typical patch wear time is thirty minutes or less, avoiding skin irritation.

Our drug formulations are dry, hydrophilic formulations and the final packaging contains a desiccant and is purged with nitrogen to remove any traces of moisture and oxygen. These features help provide extended product stability and longer shelf life at room temperature than conventional liquid formulations. We have demonstrated an initial six-month shelf life at up to 40 degrees Celsius for our ZP-Glucagon product candidate.

We have tested our microneedle patch system in preclinical and clinical proof of concept studies that demonstrated its technical feasibility with approximately thirty (30) compounds, ranging from small molecules to proteins. Based on this research, we believe that our microneedle patch system can be used to deliver treatments for a wide variety of indications beyond those on which are currently focused, in which our fast onset, room-temperature stability, and ease of use will fill a significant unmet need.

We intend, independently or through strategic collaborations with others, to explore other potential applications of our microneedle patch system. We anticipate that our internal development programs will focus on delivery of generic drugs, and that we will collaborate with third parties with respect to delivery of their proprietary drugs.

Competition

Competition for our product candidates

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

Companies marketing products that treat migraine that may compete with our ZP-Triptan product candidate include Teva Pharmaceutical Industries, Inc., Zogenix, Inc., GlaxoSmithKline plc, AstraZeneca plc and Allergan, Inc. Companies marketing or developing products that treat severe osteoporosis that may compete with our ZP-PTH product candidate include Amgen, Inc., Lilly and Radius Health, Inc. Companies marketing products that treat severe hypoglycemia that may compete with our ZP-Glucagon product candidate include Novo Nordisk and Lilly.

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

Research and Development

As of December 31, 2015, our research and development organization consisted of 56 employees, located in our headquarters in Fremont, California. Our research and development organization was reduced to 27 employees after the workforce reduction initiative implemented on March 24, 2016. Our research and development staff is focused primarily on development of our ZP-Triptan product candidate. They have broad knowledge and skills in a range of disciplines applicable to formulation of drugs and the design and manufacture of our microneedle patch system. Our research and development group has particular expertise in two areas critical to our success: developing drug formulations that can be delivered using our microneedle patch system and optimizing the system to deliver those drugs.

The goals of our research and development efforts are to identify and develop drugs that can be delivered using our microneedle patch system and optimize the system to deliver those drugs. In the years ended December 31, 2015 and 2014, we incurred $20.4 million and $11.0 million, respectively, of research and development expense. See Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional detail regarding our research and development activities.

We operate a current good manufacturing practices, or cGMP, compliant manufacturing facility in Fremont, California, and believe we have adequate manufacturing capabilities and capacity to produce our microneedle patch system for preclinical and Phase 1 and Phase 2 clinical trials of all of our product candidates and pivotal Phase 3 trials of most of our product candidates. In order to expand our manufacturing capabilities for large scale production, we are exploring both internal and outsourced manufacturing and supply alternatives. We purchase various components or intermediates of our microneedle patch system from third-party vendors, including the metal foil and formed micro-arrays, active pharmaceutical ingredients and excipients, inner ring, adhesive backing, ring and backing assembly, outer ring and primary and secondary packing components. All of these components and intermediaries are available from multiple sources. We also outsource the manufacturing of our applicators.

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

We intend to explore alliances with contract manufacturing organizations, or CMOs, to expand our manufacturing capacity as we believe this will be critical to support the late-stage development, launch and commercial production of our product candidates.

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

As of December 31, 2015, we held exclusive licenses to or owned 26 United States patents and six United States patent applications, as well as numerous foreign counterpart patents and patent applications (including two Patent Cooperation Treaty patent applications), covering key features of our microneedle patch system, such as formulation, coating, array design, patch anchoring, patch application, delivery, manufacturing and packaging.

We license all of these patents and patent applications, other than an issued patent for Glucagon formulation and new applicator design application described below, from ALZA Corporation, or ALZA, on an exclusive basis for all countries. These patents and patent applications are foundational and apply generally to each of our product candidates and their related applicators. Under the terms of the license agreement with ALZA, we are responsible for all development and development costs related to our transdermal microneedle patch system. We are also responsible for commercializing our transdermal microneedle patch system, including preparing and paying for all related regulatory filings. We are obligated to pay ALZA royalties in the low to mid-single digits on sales by us of products that would otherwise infringe one of the licensed patents or that is developed by us based on certain ALZA know-how or inventions, and to pay ALZA amounts equal to the greater of royalties in the low to mid- single digits on sales by our sublicensees of such products or a percentage in the mid-teens to low twenties of royalties received by us on sales by our sublicensees of such products. We are also obligated to pay ALZA a percentage of non-royalty revenue that we receive from our sublicensees based on sales of such products. The license agreement will terminate upon the expiration of our obligations to make the royalty and other payments described above to ALZA. Additionally, we may terminate the agreement at any time for convenience upon prior written notice to ALZA, and either party may terminate the agreement upon a material breach of the agreement by the other party.

We have filed two United States patent applications and two Patent Cooperation Treaty patent applications covering our single-use applicator and formulation of ZP-Glucagon. The ZP-Glucagon patent was issued in November 2015 with an expiration date of 2034.

The last of our issued technology platform patents will expire in 2027. We believe that the long life of our patent portfolio may make collaborating with us particularly attractive for third parties seeking to extend the lifecycle of profitable drugs nearing the expiration of their patent protection.

We rely on trade secrets to protect substantial portions of our technology. We generally seek to protect these trade secrets by entering into non-disclosure agreements and other contractual provisions with our employees, consultants and customers, and have restricted access to our manufacturing facilities and other technology.

Government Regulation and Product Approval

United States—FDA Process

The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act, or the FDCA, and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution. We expect each of our product candidates will be subject to review by the FDA as a drug/device combination product under NDA standards. Medical products containing a combination of new drugs, biological products or medical devices are regulated as “combination products” in the United States. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. We have discussed our development strategy with the FDA on our ZP-Triptan program. We have had ongoing discussions with the FDA on ZP-Glucagon.

Drug Approval Process

None of our product candidates may be marketed in the United States until the product has received FDA approval. The steps to be completed before a drug may be marketed in the United States include:

•	preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•

submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials in the U.S. may begin and must be updated annually;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication to the FDA’s satisfaction;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP regulations; and

•	FDA review and approval of the NDA.

Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials in the U.S. may begin. An IND will automatically become effective thirty days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We submitted an IND to the FDA in connection with our Phase 2 trial of Daily ZP-PTH in 2008, but we have not submitted an IND to the FDA for ZP-Glucagon. We are planning to submit an IND on ZP-Triptan in connection with our planned Phase 2 efficacy study in 2016. We cannot be sure that submission of an IND will result in the FDA allowing clinical trial to begin.

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

Post-Approval Requirements

Often times, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical trials. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved

NDA are required to (i) report certain adverse reactions to the FDA, (ii) comply with certain requirements concerning advertising and promotional labeling for their products, and (iii) continue to have quality control and manufacturing procedures conform to cGMP regulations after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities. This latter effort includes assessment of ongoing compliance with cGMP regulations. We have used and intend to continue to use third- party manufacturers to produce active pharmaceutical ingredients, API, for our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, including withdrawal of the product from the market.

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

Other Governmental Regulations, Healthcare Laws and Environmental Matters

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

Employees

As of December 31, 2015, we had 67 employees, 9 of whom held doctorate degrees in their respective scientific and pharmaceutical fields. As of March 25, 2016, we had a total of 39 employees, which includes the effect of the workforce reduction. We make extensive use of third party contractors, consultants and advisors to perform many of our present activities.

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

Since inception, we have incurred significant operating losses. For the year ended December 31, 2015 we incurred a net loss of $28.4 million. As of December 31, 2015, we had an accumulated deficit of $166.9 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidates, ZP-PTH, ZP-Glucagon and ZP-Triptan. These expenditures will be incurred for development, clinical trials, regulatory compliance, infrastructure, and manufacturing. Even if we succeed in developing, obtaining regulatory approval for and commercializing one or more of our product candidates, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

We have generated only limited revenues and will need additional capital to develop and commercialize our product candidates, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or lead product candidates.

Since inception, we have generated no revenues from product sales. For the year ended December 31, 2015, we had total revenue of $0.3 million. Substantially all of our revenue since inception has resulted from payments by collaboration partners. We are not approved to make and have not made any commercial sales of products. We expect that our product development activities will require additional significant operating and capital expenditures resulting in negative cash flow for the foreseeable future.

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

Our loan facility with Hercules Technology Growth Capital, Inc., or Hercules, imposes restrictions on our business, and if we default on our obligations, Hercules would have a right to foreclose on substantially all of our assets, including our intellectual property.

In June 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital, Inc. (Hercules) which provided us $4.0 million in debt financing. In June 2015, we entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (the Hercules Term Loan). The first amendment to the loan and security agreement with Hercules provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. In addition, we will be obligated to pay a $100,000 legacy end of term charge on the earlier of June 1, 2017 or the date we prepay the Hercules Term Loan and a $351,135 end of term charge on the earlier of loan maturity or at the date we prepay the Hercules Term Loan. We may prepay all, but not less than all, of the Hercules Term Loan subject to a prepayment charge of 1.0% of the then outstanding principal if prepaid prior to June 23, 2016, or 0.5% of the then outstanding principal if prepaid on or after June 23, 2016 but prior to June 23, 2017, with no prepayment charge if prepaid thereafter. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of our tangible and intangible properties and assets, including intellectual properties.

We also agreed to covenants in connection with the Hercules loan that may limit our ability to take some actions without the consent of Hercules, as applicable. In particular, without Hercules’ consent under the terms of the loan facility or the secured note, as applicable, we are restricted in our ability to:

•	incur indebtedness;

•	create liens on our property;

•	make payments on any subordinated debt, while the Hercules loan remains outstanding;

•	make investments in or loans to others;

•	acquire assets other than in the ordinary course;

•	dispose of the collateral that secures the Hercules loan;

•	transfer or sell any assets;

•	engage in any transaction that would constitute a change of control; and

•	change our corporate name, legal form or jurisdiction.

Our indebtedness to Hercules may limit our ability to finance future operations or capital needs or to engage in, expand or pursue our business activities. It may also prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding debt, which may not be desirable or possible.

We have pledged substantially all of our assets, including our intellectual property, to secure our obligations to Hercules under the loan facility under the promissory note. If we default on our obligations prior to repaying this indebtedness, and are unable to obtain a waiver for such default, Hercules would have a right to accelerate our payments under the loan facility or the note, as applicable, and possibly foreclose on the collateral, which would potentially include our intellectual property. Any such action on the part of Hercules would significantly harm our business and our ability to operate.

We have limited operating history.

Although our business was formed in 2006, we have had limited operations since that time. We do not currently have the ability to perform the sales, marketing and manufacturing functions necessary for the production and sale of our products on a commercial scale. The successful commercialization of any of our product candidates will require us to perform a variety of functions, including:

•	continuing to conduct clinical development of our product candidates;

•	obtaining required regulatory approvals;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations continue to be focused on organizing our company, acquiring, developing and securing our proprietary technology and undertaking preclinical and clinical trials of our products. In addition, our previous strategic partnership with Asahi, which terminated in January 2014, has accounted for substantially all of our revenues to date. As a result, investors have a limited operating history on which to evaluate the merits of an investment in our common stock.

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

Because we have limited financial and managerial resources, we have decided to focus on developing our product candidate ZP-Triptan for treatment of migraine. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The development and commercialization of our product candidates is subject to many risks. If we do not successfully develop and commercialize our product candidates, our business will be adversely affected.

We have focused our development efforts on three product candidates, ZP-Triptan, ZP-PTH, and ZP-Glucagon,, and currently are advancing only ZP-Triptan in further clinical development. The development and commercialization of each of these product candidates is subject to many risks including:

•	we may be unable to obtain additional funding to develop our product candidates;

•	we may experience delays in regulatory review and approval of product candidates in clinical development;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional studies or trials;

•	the FDA may not accept data generated at our clinical trial sites;

•	we may be unable to obtain and maintain regulatory approval of our product candidates in the United States and foreign jurisdictions;

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

If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of any of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.

We intend to seek FDA approval through the 505(b)(2) regulatory pathway for each of our product candidates described in this Annual Report on Form 10-K. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.

If the FDA does not allow us or any partner with which we collaborate to pursue the 505(b)(2) regulatory pathway for our product candidates as anticipated, we or they may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, we or they will need to successfully complete additional Phase 2 and/or Phase 3 clinical trials and submit to the FDA for approval one or more NDAs in order to obtain FDA approval to market each of our product candidates. The time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. The conduct of later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have conducted only one Phase 2 clinical trial in 2008, have not conducted a Phase 3 clinical trial before, have limited experience in preparing and submitting regulatory filings, and have not previously submitted an NDA for any product candidate. We also have had limited interactions with the FDA, and have not discussed our clinical trial designs or implementation with the FDA for our ZP-Glucagon. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission of other product candidate we are developing.

Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for a product candidate, we cannot assure you that we will receive the requisite or timely approvals for commercialization of such product candidate.

In addition, our competitors may file petitions with the FDA in an attempt to persuade the FDA that our product candidates, or the clinical studies that support their approval, contain deficiencies. Such actions by our competitors could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2).

Clinical trials are very expensive, time-consuming and difficult to design and implement.

Human clinical trials are very expensive, time-consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. We estimate that clinical trials of Weekly ZP-PTH will take more than four years to complete, and ZP-Glucagon and ZP-Triptan will each take two or more years to complete. Furthermore, failure of any product candidate can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While members of our management team have experience in designing clinical trials, our company has limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If our product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed.

We may in the future conduct clinical trials for product candidates in sites around the world, and government regulators, including the FDA in the United States, may choose to not accept data from trials conducted in such locations.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. For example, our Phase 1 and Phase 2 clinical trials on ZP-Glucagon as well as our Phase 1 clinical trial on ZP-Triptan were all conducted in Australia.

There is no guarantee that data from these clinical trials will be accepted by regulators approving our product candidates for commercial sale. In the case of the United States, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the United States population, and the data must be applicable to the United States population and United States medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of a product candidates. Similar regulations and risks apply to other jurisdictions as well.

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

We will not be able to sell our products if we do not obtain required United States regulatory approvals.

We cannot assure you that we will receive the approvals necessary to commercialize any of our product candidates, including ZP-Triptan, ZP-PTH, and ZP-Glucagon or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States. In order to obtain FDA approval of any product candidate, we expect that we will have to submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended indication and indicated use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for indicated uses. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post- marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review. Delays in obtaining regulatory approvals may:

•	delay commercialization of, and our ability to derive product revenues from, our products;

•	impose costly procedures on us; and

•	diminish any competitive advantages that we may otherwise enjoy.

We may never obtain regulatory approval for any of our product candidates. Failure to obtain approval of any of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, unless other products can be developed. There is no guarantee that we will ever be able to develop or acquire another product.

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

The FDA has the authority to require a REMS as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring patient testing, monitoring and/or enrollment in a registry. The FDA currently requires a REMS for Forteo® and will likely require a post-approval REMS for Weekly ZP-PTH.

With respect to sales and marketing activities by us or any future partner, advertising and promotional materials must comply with FDA rules in addition to other applicable federal, state and local laws in the United States and similar legal requirements in other countries. In the United States, the distribution of product samples to physicians must comply with the requirements of the U.S. Prescription Drug Marketing Act. Application holders must obtain FDA approval for product and manufacturing changes, depending on the nature of the change. We may also be subject, directly or indirectly through our customers and partners, to various fraud and abuse laws, including, without limitation, the U.S. Anti-Kickback Statute, U.S. False Claims Act, and similar state laws, which impact, among other things, our proposed sales, marketing, and scientific/ educational grant programs. If we participate in the U.S. Medicaid Drug Rebate Program, the Federal Supply Schedule of the U.S. Department of Veterans Affairs, or other government drug programs, we will be subject to complex laws and regulations regarding reporting and payment obligations. All of these activities are also potentially subject to U.S. federal and state consumer protection and unfair competition laws. Similar requirements exist in many of these areas in other countries.

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

Although we have three product candidates in clinical stage development, we currently do not have any products approved for sale and currently are focusing our clinical development efforts on only one of them, ZP-Triptan.

At any time, we or our partners may decide to discontinue the development of a marketed product or product candidate or not to continue commercializing a marketed product or a product candidate for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from a competing product, or changes in or failure to comply with applicable regulatory requirements. For example, we were a party to a collaboration agreement with Eli Lilly and Company to develop one or more microneedle patch products to administer Daily ZP-PTH. In September 2015, this relationship with Eli Lilly was terminated. If we or our partners terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have lost the opportunity to allocate those resources to potentially more productive uses. If one of our partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments or royalties relating to that program or product under our partnership agreement with that party.

We may not be able to complete the clinical trials required for our product candidates.

We may not be able to complete the clinical trials required for our product candidates in a timely manner, or at all, and ultimately obtain regulatory approval for any of our product candidates. If we are unable to complete clinical trials of and obtain regulatory approval for our product candidates, our business will be significantly affected.

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

If any of our product candidates cause serious adverse events or undesirable side effects:

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

Even if we receive regulatory approval for any product candidate, we still may not be able to successfully commercialize it and the revenue that we generate from its sales, if any, may be limited.

If approved for marketing, the commercial success of our products will depend upon their acceptance by the medical community, including physicians, patients and health care payors. The degree of market acceptance of any product candidate will depend on a number of factors, including:

•	demonstration of clinical safety and efficacy of our products generally;

•	relative convenience and ease of administration;

•	prevalence and severity of any adverse effects;

•	willingness of physicians to prescribe our product and of the target patient population to try new therapies and routes of administration;

•	efficacy and safety of our products compared to competing products;

•	introduction of any new products, including generics, that may in the future become available to treat indications for which our products may be approved;

•	new procedures or methods of treatment that may reduce the incidences of any of the indications in which our products may show utility;

•	pricing and cost-effectiveness;

•	effectiveness of our or any future collaborators’ sales and marketing strategies;

•	limitations or warnings contained in FDA-approved labeling; and

•

our ability to obtain and maintain sufficient third-party coverage or reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payors.

If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, health care payors and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.

Even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our product candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA may place conditions on approvals including potential requirements or risk management plans and the requirement for a REMS to assure the safe use of the drug or a black-box warning (which is a warning required by the FDA that appears on the package insert for or in literature describing certain prescription drugs, signifying that medical studies indicate that the drug carries a significant risk of serious adverse effects). If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. A black-box warning will limit how we are able to market and advertise our product. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of the product. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.

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

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We currently are seeking to collaborate with third parties for the development and potential commercialization of all three of our product candidates.

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

We are actively seeking to form strategic partnerships, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our existing business. These relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex.

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

•	a collaboration partner may use our products or technology in such a way as to invite litigation from a third party;

•	a collaboration partner may exercise a contractual right to terminate a strategic alliance;

•	if a collaboration partner terminates a strategic alliance agreement, then we will not be eligible to receive milestone or royalty payments under such agreement.

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

We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. Although we intend to develop a targeted commercial infrastructure to market and distribute our proprietary products that we have not exclusively licensed to others, our future success may depend, in part, on our ability to enter into and maintain collaborative relationships to provide such capabilities, on the collaborators’ strategic interest in the product candidates under development and on such collaborators’ ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of any approved products. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that our collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with the needed technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.

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

We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for our product candidates where applicable. Such filings involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for our product candidates under Section 505(b)(2).

We intend to pursue regulatory approval of certain of our product candidates pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or the FDCA. A Section 505(b)(2) application is a type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of a previously approved drug for which the applicant has no right of reference, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such applications involve significant costs, including filing fees.

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

From time to time, legislation is implemented to rein in rising healthcare expenditures. In March 2010, President Obama signed into law the ACA, as amended by the Health Care and Education Reconciliation Act. The ACA includes a number of provisions affecting the pharmaceutical industry, including annual, non- deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, the ACA also establishes a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. At this time, it remains unclear whether there will be any changes made to certain provisions of the ACA or its entirety. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. Most recently, on August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which may result in such changes as aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013. The full impact on our business of the ACA and the Budget Control Act is uncertain. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect the pharmaceutical industry generally.

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

We are highly dependent on our chief executive officer and our chief financial officer. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend upon the effective management of our growth, which will place a significant strain on our management and on administrative, operational and financial resources. To manage this growth, we may be required to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. Our inability to manage this growth could have a material adverse effect on our business, financial condition and results of operations.

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

There can be no assurance that our common stock will be actively traded in the future. Although our common stock is listed on The NASDAQ Capital Market, a consistent active trading market has not existed for our common stock and, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

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

If our existing stockholders, particularly our directors and executive officers and the venture capital funds affiliated with two of our current directors, sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of March 10, 2016, we had 11,967,895 shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur may reduce the prevailing market price of our common stock and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. In addition, certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates as defined in Rule 144 under the Securities Act. Any sales of securities by existing stockholders could have a material adverse effect on the market price of our common stock.

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

Our directors, executive officers, and the holders of more than 10% of our common stock together with their affiliates beneficially own approximately 65% of our common stock. These stockholders, acting together, may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities.

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

Market Information

Our common stock has been publicly traded and listed on The NASDAQ Select Global Market under the symbol “ZSAN” since our initial public offering, or IPO, of our common stock on January 27, 2015. Prior to that time, there was no public market for our common stock. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by the NASDAQ Global Select Market.

	High	Low
2015
First Quarter (from January 27, 2015)	$11.67	$9.01
Second Quarter	$10.69	$7.25
Third Quarter	$9.61	$3.96
Fourth Quarter	$3.88	$2.24

Holders of Common Stock

As of March 10, 2016, there were 35 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. Additionally, our secured term loan facility with Hercules Technology Growth Capital, Inc., or Hercules, contains covenants that restrict our ability to pay dividends.

Performance Graph

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Zosano Pharma Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph shows the cumulative total stockholder return of an investment of $100 in cash on January 27, 2015 (the first day of trading of our common stock), through December 31, 2015 for (i) our common stock, (ii) the Russell 2000 Index (U.S.) and (iii) the NASDAQ Biotechnology Index. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Recent Sale of Unregistered Securities; Issuer Purchases of Equity Securities

From January 1, 2015 through December 31, 2015, we did not issue any securities in a transaction that was not registered under the Securities Act that has not been previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

We issued and sold a total of 4,610,000 shares of common stock in our initial public offering (comprising 4,500,000 shares of common stock plus an additional 110,000 shares of common stock pursuant to the underwriters’ partial exercise of their option to purchase up to an additional 675,000 shares of common stock to cover overallotments), at an initial public offering price of $11.00 per share. The aggregate sale price for all shares sold by us in the offering was $50.7 million, resulting in net proceeds to us of approximately $45.5 million after deducting underwriting discounts and commissions and estimated offering expenses paid or payable by us of approximately $5.2 million. Neither any underwriting discounts and commissions, nor any offering expenses, nor any of the net proceeds of the offering were paid, directly or indirectly, to our directors or officers, to persons owning ten percent or more of any class of our equity securities, or to their associates, or to any of our affiliates. However, Theodore D. Roth, the President and an associated person of Roth, is also a director of BioMed Realty Trust, Inc., and BioMed Realty Trust, Inc. is as an affiliate of BioMed Ventures, which is a beneficial owner of in excess of ten percent of our outstanding capital stock.

Through December 31, 2015, we used approximately $11.8 million of the net offering proceeds to fund continued advancement of our ZP-Triptan, ZP-Glucagon, and Daily ZP-PTH product candidates, approximately $1.3 million to service our debt obligation with Hercules, approximately $0.9 million to expand and enhance our manufacturing capabilities, and approximately $11.1 million for working capital and other general corporate purposes. We expect to use the remaining net proceeds from our initial public offering to continue to advance the product candidates described in this annual report on Form 10-K.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data in the tables below should be read together with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace our financial statements and the accompanying notes. Our historical results are not necessarily indicative of our expected future results. The statements of operations data for 2015 and 2014 and the balance sheet data as of December 31, 2015 and 2014 were derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
License fees revenue	$170	$1,955
Collaborative development support services	143	906

Total revenue	313	2,861

Operating expenses:
Cost of license fees revenue	-	100
Research and development	20,366	10,953
General and administrative	6,315	4,420

Total operating expenses	26,681	15,473

Loss from operations	(26,368)	(12,612)
Other income (expenses):
Interest expense, net	(1,564)	(1,848)
Other expense	(97)	(93)
Warrant revaluation income (expense)	48	(185)
Gain on debt forgiveness	-	497
Loss on debt extinguishment	(446)	-

Net loss	(28,427)	(14,241)
Unrealized holding loss on marketable securities, net of tax effect	(46)	-

Comprehensive loss	$(28,473)	$(14,241)

Net loss per common share — basic and diluted	$(2.49)	$(2.78)

Weighted-average shares used in computing net loss per common share — basic and diluted	11,414	5,128

	December 31,
	2015	2014
	(in thousands)
Selected Balance Sheets Data:
Cash, cash equivalents and marketable securities	$36,933	$1,214
Working capital (deficit)	30,391	(11,719)
Total assets	45,337	13,343
Short-term and long-term debt	15,270	22,061
Accumulated deficit	(166,891)	(138,464)
Total stockholders’ equity (deficit)	26,502	(13,401)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under ‘‘Risk Factors,’’ our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

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

During 2015, our clinical development efforts were focused on three product candidates: ZP-PTH, for the treatment of severe osteoporosis, ZP-Glucagon, for the treatment of severe hypoglycemia, and ZP-Triptan, for the treatment of migraine. These product candidates are generic drugs specifically formulated to be administered by our microneedle patch system, and are proposed treatments for indications in which we believe rapid onset, ease of use and stability offer particularly important therapeutic and practical advantages, and have patient populations that we believe will provide us with an attractive commercial opportunity.

We recently made the decision to prioritize our clinical development effort on ZP-Triptan and to suspend further development related to our other product candidates, ZP-PTH and ZP-Glucagon, until such time that we can appropriately fund such development through strategic partnerships or additional financing. While we are considering pursuing clinical development of our ZP-Triptan product candidate to a meaningful milestone, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success.

ZP-Triptan is our proprietary formulation of zolmitriptan, one of a class of serotonin receptor agonists known as triptans used for the treatment of migraine. In November 2015, we announced positive results from our Phase 1 clinical trial of our ZP-Triptan patch, which was conducted in healthy human subjects in Australia. The Phase 1 results demonstrated the fast absorption of ZP-Triptan that is a characteristic of our microneedle patch and applicator system, which we believe can potentially translate to fast pain relief.

In connection with our decision to concentrate on the clinical development of ZP-Triptan, we recently announced that we would streamline our organization to ensure that we effectively use our funds for this purpose. We implemented a workforce reduction of 24 employees, representing approximately 38% of our total workforce, which we expect to reduce our expenses by approximately $2.0 million, net of severance costs, for fiscal year 2016. We expect to reinvest the savings from the workforce reduction in our ZP-Triptan clinical development program.

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

In January 2014, we entered into an agreement with Novo Nordisk A/S, or Novo Nordisk, to develop a new transdermal formulation of semaglutide, an investigational proprietary human GLP-1 (Glucagon-Like Peptide-1) analogue, to be administered once a week using our microneedle patch system for the treatment of type 2 diabetes. In July 2015, we announced that Novo Nordisk A/S, or Novo Nordisk, has notified us of its intention to discontinue the collaboration. We were notified that Novo Nordisk’s decision was related to a strategic prioritization of Novo Nordisk’s research portfolio despite continued progress during the collaboration period. Upon the termination of the collaboration agreement, which became effective on October 27, 2015, all technology rights licensed to Novo Nordisk related to the field of GLP-1 products reverted to us. We received a non-refundable upfront payment of $1 million upon entering into the collaboration agreement in January 2014. We will no longer be eligible to receive any milestone or other payments from Novo Nordisk.

For the immediate future, our efforts and resources will be focused primarily on advancing our product candidate ZP-Triptan through clinical development, and raising capital to continue our clinical and commercial success. In addition to developing our own product candidate ZP-Triptan, we are actively seeking opportunities to evaluate collaboration with strategic partners to further the clinical and commercial development of our other product candidates. We also intend to selectively collaborate with other biopharmaceutical companies to explore other therapeutic uses for our microneedle patch system.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies discussed below are those that are most critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Revenue recognition

To date, we have not generated any revenue from product sales and do not expect to do so until one of our product candidates receives approval from the FDA. The only revenue we have generated to date has been revenue generated from collaboration and license agreements for the development of our technology for proposed indications utilizing our microneedle patch system. Collaboration and license agreements may include non-refundable upfront payments, partial or complete reimbursement of research and development costs, contingent payments based on the occurrence of specified events under our collaboration arrangements and royalties on sales of product candidates if they are successfully approved and commercialized.

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

Amounts related to research and development services are recognized as the related services or activities are performed, in accordance with the contract terms. Payments to us are typically based on the number of full- time equivalent personnel assigned to the collaboration project and the related research and development expenditures incurred.

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

Prior to our initial public offering, or IPO, of common stock in January 2015, our board of directors, with the assistance of management and independent consultants, performed fair value analyses based on information available to us at the time of grant to determine the fair value of the shares of our common stock that underlie options granted by the board of directors. For option grants made on dates for which there was no contemporaneous valuation to utilize in setting the exercise price of options to purchase shares of our common stock, and given the absence of an active market for our common stock prior to our IPO, our board of directors determined the fair value of our common stock on the date of grant using significant judgment and taking into account numerous factors, including product development progress since the last valuation of the Company and that the grants involved illiquid securities in a private company.

Financial Operations Overview

General

As of December 31, 2015, we had an accumulated deficit of approximately $166.9 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, pursuant to any partnership that we might pursue. Our collaboration agreements with Novo Nordisk and Lilly have been terminated.

We expect our research and development expenses and manufacturing expenses related to clinical trials of our ZP-Triptan product candidate to increase as we continue to advance this program through clinical development. However, our other research and development and manufacturing expenses will decrease in 2016 due to the suspension of our material development efforts related to ZP-PTH and ZP-Glucagon. Because of the numerous risks and uncertainties associated with our technology and drug development, we cannot forecast with any degree of certainty the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability.

In addition to the proceeds received upon the closing of our initial public offering and concurrent private placement in January 2015, additional capital will be required to undertake our planned research and development activities and to meet our operating requirements beyond 2016. We intend to raise such capital through the issuance of additional equity through public or private offerings, debt financing, strategic alliances with pharmaceutical partners, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and delay or reduce the scope of our ZP-Triptan program, out-license intellectual property rights to our transdermal delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/ or our ability to fund our scheduled obligations on a timely basis or at all.

Debt Financing

We have funded, and will continue to fund, our operations in part through debt financing. During 2014, we funded our operations predominantly through debt arrangements with certain related parties and with Hercules Technology Growth Capital, or Hercules. In February 2014, we sold $2.5 million of convertible promissory notes and in December 2014, we sold an additional $1.3 million of convertible promissory notes to related parties participating in the debt financing. The convertible promissory notes were unsecured, subordinated notes and accrued simple interest at the rate of 8% per annum. The principal and all unpaid and accrued interest on each of the convertible promissory notes automatically converted into shares of our common stock upon the closing of our initial public offering on January 30, 2015, at a conversion price equal to $9.35 per share (or 85% of our initial public offering price of $11.00 per share).

In June 2014, we entered into a $4 million term loan facility with Hercules. In June 2015, we entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (the Hercules Term Loan). Upon the execution of the first amendment to the loan and security agreement, we used approximately $11.4 million of the Hercules Term Loan to prepay all amounts owing under the secured promissory note held by BMV Direct SOTRS LP, an affiliate of BioMed Realty Holdings, Inc. The first amendment to the loan and security agreement with Hercules provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. In addition, we will be obligated to pay a $100,000 legacy end of term charge on the earlier of June 1, 2017 or the date we prepay the Hercules Term Loan and a $351,135 end of term charge on the earlier of loan maturity or at the date we prepay the Hercules Term Loan. We may prepay all, but not less than all, of the Hercules Term Loan subject to a prepayment charge of 1.0% of the then outstanding principal if prepaid prior to June 23, 2016, or 0.5% of the then outstanding principal if prepaid on or after June 23, 2016 but prior to June 23, 2017, with no prepayment charge if prepaid thereafter. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of our tangible and intangible properties and assets, including intellectual properties.

Revenue

Our revenue to date has been generated primarily from non-refundable license fee payments and reimbursements for research and development expenses under our prior collaboration and license agreements with Asahi Kasei Pharma Corporation, or Asahi, and our prior collaboration, development and license agreement with Novo Nordisk. Through December 31, 2015, we had received a non-refundable upfront license fee payment of $1.0 million from Novo Nordisk under the collaboration, development and license agreement, which was recorded as deferred revenue. Based on Novo Nordisk’s notification to us in July 2015 of its intention to discontinue the collaboration agreement, we have recognized the remaining deferred revenue under this collaboration agreement in 2015. Reimbursements from Novo Nordisk for development support services and out-of-pocket expenses in connection with the collaboration agreement were recognized as service revenue when service was rendered and cost of material was incurred. As a result of the termination of the agreement, the collaboration with Novo Nordisk will no longer be a source of revenue for us. Through December 31, 2014, we had received an aggregate of $16.5 million under the license agreement with Asahi, which was terminated in January 2014.

Cost of license fees revenue

We are a party to an intellectual property license agreement dated October 5, 2006, as amended, with ALZA Corporation, or ALZA, under which we license certain patents and patent applications from ALZA on an exclusive basis worldwide. Cost of license fees revenue represents our payment obligations to ALZA under the intellectual property license agreement. Under the terms of the agreement, we are obligated to pay ALZA royalties on sales of products by us that would otherwise infringe one of the licensed patents or that is developed by us based on certain ALZA know-how or inventions, and to pay ALZA royalties on sales by our sublicensees of such products. We are also obligated to pay ALZA a percentage of non-royalty revenue, defined as upfront payments, milestone payments and all other considerations (other than royalties), that we receive from our sublicensees on third party products where no generic equivalent is available to the public. Pursuant to the agreement with ALZA, we made a $0.1 million payment to ALZA in 2014 for the upfront license fee we received upon execution of the collaboration agreement with Novo Nordisk in January 2014. We have not made, nor were we obligated to make, payment to ALZA in 2015.

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2015 and 2014, and from our inception to December 31, 2015:

			For the Period from inception to December 31, 2015
	Year Ended December 31,
	2015	2014
		(In thousands)
Product candidate:
ZP-PTH (1)	$5,753	$598	$44,486
ZP-Glucagon (2)	3,536	1,228	7,790
ZP-Triptan (3)	4,425	1,259	5,826
Collaborative development support (4)	117	631	2,630
Other research projects (5)	978	1,570	10,589
Unallocated research and development expenses (6)	5,557	5,667	70,068

Total research and development expenses	$20,366	$10,953	$141,389

(1)

We completed a Phase 2 clinical trial of Daily ZP-PTH in 2008. Our research and development involving PTH was primarily focused on our Weekly ZP-PTH program during 2013 and 2014. In connection with our former collaboration agreement with Lilly, our spending in 2015 was exclusively focused on Daily ZP-PTH.

(2)	Spending to date on ZP-Glucagon reflects spending since project initiation in the third quarter of 2012.
(3)	We initiated our product development on ZP-Triptan in September 2013.
(4)

Collaborative development support includes services provided to Asahi in 2011 and 2012 and to Novo Nordisk in 2014 and 2015 in connection with our collaboration and license agreements with Asahi and Novo Nordisk, respectively.

(5)

Our other research projects include our research and development efforts on compounds other than our product candidates and projects in connection with potential partnership and collaboration development.

(6)

Unallocated costs include research and development expenses not allocated to a specific program or product candidate, and personnel-related costs prior to the implementation of our timesheet tracking system in 2011.

The project-specific expenses summarized in the table above include costs directly attributable to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to our product candidates on a project-specific basis, and we include these costs in the project- specific expenses. We expect our research and development expenses to increase in the future. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including but not limited to: the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. Additionally our future collaborative partner may only be interested in applying our technology in the development and advancement of their own product candidates, as we have previously experienced.

For the immediate future, our research and development efforts and resources will be focused primarily on advancing our product candidate ZP-Triptan through clinical development. While we are planning to pursue clinical development of our ZP-Triptan product candidate to a meaningful milestone, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates. As a result, we expect research and development expenses related to programs other than ZP-Triptan to decline, beginning the second quarter of 2016. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

Other income (expense)

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our short-term borrowings and long-term debt and the amortization of debt discount and issuance costs. Interest expense for the year ended December 31, 2015 consists of accrued interest on the related parties convertible promissory notes, which was converted to equity upon the closing of our IPO, accrued interest on the BMR Note, which was repaid in full in June 2015, as well as accrued and paid interest related to the Hercules Term Loan and the related amortization of debt discount and issuance costs. Interest expense for the year ended December 31, 2014 consists of accrued interest on the related parties convertible promissory notes, accrued interest on the BMR Note, and accrued interest related to the Hercules Term Loan, as well as related amortization of debt discount and issuance costs.

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

Gain on debt forgiveness. In March 2014 and pursuant to the provisions of our joint venture termination agreement with Asahi, we recorded a one-time gain of $0.5 million in 2014 on debt forgiveness resulting from the cancellation of ZP Group LLC’s revolving line of credit with Asahi Kasei Pharma USA.

Loss on debt extinguishment. Loss on debt extinguishment was related to the restructuring and consolidation of our outstanding debt in June 2015. In June 2015, we amended our loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million. The amended Hercules Term Loan has substantially different terms than the original loan and in accordance with U.S. GAAP, the original debt was considered extinguished. We accounted for the extinguishment based on the relative fair value of the loan and recorded a loss on debt extinguishment of $0.4 million in 2015.

Results of Operations

Comparison of the year ended December 31, 2015 and 2014

Revenue

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(In thousands)
Revenue
License fee revenue	$170	$1,955	$(1,785)	-91%
Collaborative development support services	143	906	(763)	-84%

Total revenue	$313	$2,861	$(2,548)	-89%

Total revenue decreased $2.5 million, or 89%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily due to the $1.1 million of contract revenue we earned in 2014 under our license agreement with Asahi that did not recur in 2015 as a result of the termination of the license agreement, and an approximately $1.5 million reduction in license fee revenue and related development support service revenue upon completion of the feasibility study and conclusion of work under our now terminated collaboration agreement with Novo Nordisk.

Cost of license fees revenue

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(In thousands)
Cost of license fees revenue	$-	$100	$(100)	-100%

Cost of license fees revenue represents our payment obligations under our intellectual property license agreement with ALZA. There was no cost of license fees revenue for the year ended December 31, 2015. Cost of license fee revenue for the year ended December 31, 2014 was $0.1 million due to the royalty payment to ALZA attributable to our receipt of a $1.0 million license fee from Novo Nordisk upon execution of the collaboration and license agreement in January 2014.

Research and development expenses

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(In thousands)
Research and development	$20,366	$10,953	$9,413	86%

Research and development expenses increased $9.4 million, or 86% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Of this increase, $5.8 million was due to Daily ZP-PTH Phase 3 GMP manufacturing preparation and patient preference study conducted in connection with our then collaboration with Lilly, $3.1 million was due to ZP-Triptan Phase 1 clinical trial and related preclinical toxicology studies, $2.3 million was due to ZP-Glucagon Phase 2 clinical trial, partially offset by a $0.6 million reduction in spending on our Weekly ZP-PTH program and a $1.2 million reduction in spending on our other research and development projects. For the immediate future, our research and development efforts and resources will be focused primarily on advancing our product candidate ZP-Triptan through clinical development. While we are planning to pursue clinical development of our ZP-Triptan product candidate to a meaningful milestone, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates.

General and administrative expenses

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(In thousands)
General and administrative	$6,315	$4,420	$1,895	43%

General and administrative expenses increased $1.9 million, or 43%, for the year ended December 31, 2015 as compared to the same period in 2014. The increase was primarily due to approximately $1.2 million related to compliance, infrastructure and insurance expenses to support our operations as a public company and $0.7 million related to additional general and administrative personnel costs in support of our expanded research and development operations.

Other expenses

	Year Ended December 31,		Change
	2015	2014	Amount	%
	(In thousands)
Interest expense, net	$1,564	$1,848	$(284)	-15%
Other expense	97	93	4	4%
Warrant revaluation (income) expense	(48)	185	(233)	-126%
Gain on debt forgiveness	-	(497)	(497)	-100%
Loss on debt extinguishment	446	-	446	100%

Interest expense, net, decreased $0.3 million for the year ended December 31, 2015 as compared to the same period in 2014. The decrease in interest expense was primarily due to savings from the restructuring of our term loan with Hercules in June 2015 at a lower interest rate.

For the year ended December 31, 2015, we recorded other expense of approximately $97,000 as compared to other expense of approximately $93,000 for the same period in 2014. Other expense for the year ended December 31, 2015 consisted of an impairment charge on our long-term investment in Zosano, Inc., a public shell corporation, partially offset by income related to the recovery of prior year property damage claim received from an insurance company. Other expense for the year ended December 31, 2014 was primarily related to the fair value of the 31,250 shares of common stock that we issued to BMV Direct SOTRS LP in June 2014 as an inducement for its subordination of the BMR Note to the Hercules Term Loan.

Warrant revaluation income or expense resulted from the re-measurement of our common stock warrant liability issued in connection with the Hercules Term Loan. We record changes to the fair value of the common stock warrants as income or loss at each balance sheet date until they are exercised, reclassified, expired or converted into shares of our common stock. Warrant revaluation income/expense changed by $0.2 million as a result of changes in fair value of our common stock.

The gain on debt forgiveness of $0.5 million in 2014 was due to a one-time transaction in March 2014 resulting from the cancellation of ZP Group LLC’s revolving line of credit with Asahi Kasei Pharma USA, pursuant to the provisions of our joint venture termination agreement with Asahi.

Loss on debt extinguishment was related to the restructuring and consolidation of our outstanding debt in June 2015. The amended Hercules Term Loan has substantially different terms than the original loan and the original debt was considered extinguished. We accounted for the extinguishment based on the relative fair value of the loan and recorded a loss on debt extinguishment of $0.4 million in 2015.

Income Taxes

As of December 31, 2015, we had net deferred tax assets of $75.8 million. The deferred tax assets primarily consisted of federal and state tax net operating losses and research and development tax credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. As of December 31, 2015, we had federal net operating loss carryforwards of approximately $172.7 million and state net operating loss carryforwards of approximately $169.6 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2026 and state net operating loss carryforwards will begin to expire in 2016. Utilization of net operating loss carryforward may also be subject to an annual limitation due to the ownership change limitations. These annual limitations may result in the expiration of the net operating loss carryforwards before utilization. We have not performed an analysis under Internal Revenue Code Section 382 to determine whether our net operating loss carryforwards will be subject to annual limitation.

As of December 31, 2015, we had federal and state research and development credit carryforwards of approximately $4.0 million and $4.0 million, respectively. As of December 31, 2014, we had federal and state research and development credit carryforwards of approximately $3.5 million and $3.6 million, respectively. If not utilized, the federal tax credits will begin to expire in 2026 and state tax credits currently do not expire.

Liquidity and Capital Resources

Since our inception in October 2006, we have funded our operations primarily through private placements of our preferred stock, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of December 31, 2015, had an accumulated deficit of $166.9 million. We expect to incur additional losses in the future to conduct research and development of our ZP-Triptan product candidate and to conduct pre-commercialization manufacturing activities.

As of December 31, 2015, we had approximately $36.9 million in cash, cash equivalents and marketable security. We believe our existing cash, cash equivalents and marketable securities will be sufficient to sustain operations for at least the next 12 months from the date of this report based on our existing business plan and enable us to complete certain of our clinical trials as currently projected.

We will continue to require additional financing to develop our product candidates and fund operating losses. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate partners, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate our ZP-Triptan development program and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

The following table shows a summary of our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(24,155)	$(10,915)
Investing activities	(30,946)	(1,133)
Financing activities	60,533	7,349

Net increase (decrease) in cash and cash equivalents	$5,432	$(4,699)

Operating Cash Flow: Net cash used in operating activities was $24.2 million and $10.9 million for the years ended December 31, 2015 and 2014, respectively. Net cash used during 2015 was primarily the result of clinical and non-clinical development costs, personnel costs related to the hiring of key personnel with critical manufacturing know-how to ramp up our production of clinical trial materials in preparation of our planned Phase 2 and 3 clinical trials for our ZP-PTH, ZP-Glucagon and ZP-Triptan clinical programs, professional fees and administrative expenses incurred in the course of continuing operation. Net cash used in 2014 was primarily the result of personnel-related costs, clinical trial costs, and professional fees and administrative expenses.

Investing Cash Flow: Net cash used in investing activities was $30.9 million and $1.1 million for the years ended December 31, 2015 and 2014, respectively. Net cash used in investing activities during 2015 was primarily due the purchase of $42.6 million of marketable securities for investment, partially offset by maturities of $12.1 million of our investments in marketable securities. Net cash used in investing activities during 2014 included the purchase of manufacturing equipment to support the clinical trial material production of our transdermal microneedle patch.

Financing Cash Flow: Net cash provided by financing activities was $60.5 million and $7.3 million for the years ended December 31, 2015 and 2014, respectively. Net cash generated from financing activities during 2015 included approximately $60.3 million of net proceeds from our initial public offering of securities and concurrent private placement with Eli Lilly. Net cash generated from financing activities during 2014 included $3.9 million of net proceeds from our debt financing with Hercules and $3.8 million from the issuance of our convertible bridge notes to certain of our existing investors.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015:

	Payment Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Short and long-term debt obligations (including interest) (1)	$17,673	$3,924	$13,749	$-	$-
Operating lease obligations (2)	2,078	626	1,288	164	-
Purchase commitments	-	-	-	-	-

Total contractual obligations	$19,751	$4,550	$15,037	$164	$-

(1)	Short and long-term debt obligations

Secured financing with Hercules

In June 2014, we entered into a loan and security agreement with Hercules Technology Growth Capital for a $4.0 million term loan facility. In June 2015, we entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (the Hercules Term Loan). Upon the execution of the first amendment to the loan and security agreement, we used approximately $11.4 million of the Hercules Term Loan to prepay all amounts owing under the secured promissory note held by BMV Direct SOTRS LP, an affiliate of BioMed Realty Holdings, Inc.

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

We have an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings, for our office, research and development, and manufacturing facilities in Fremont, California. We entered into a fifth amendment to the lease in April 2012 which extended the lease term through March 2019 and provided a reduction in annual rents due to a potential reduction of premises from a recapturable premises clause. In June 2015, we entered into a sixth amendment to the lease, pursuant to which the landlord’s option to recapture a specified portion of the leased premises (comprising approximately 29,348 square feet of the approximate total 55,588 square feet of leased premises) has been suspended. We had the option until December 31, 2015 to extend the term of the lease. As of December 31, 2015, we did not elect the option afforded under the sixth amendment and as a result, conditions under the fifth amendment remain in effect.

In addition to the operating lease for our facility, we have other non-cancelable operating leases with various vendors for our copiers and water system.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. Under the new guidance, lessees will be required to recognize substantially all leases on the balance sheet as a right-of-use asset and recognize a corresponding lease liability. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this accounting standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of this accounting standard.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The amendment to ASC740 eliminates the requirement that an entity must separate deferred income tax assets and liabilities between current and noncurrent amounts on a classified balance sheet. Rather, deferred tax assets and liabilities will be presented as noncurrent under the new standard. This ASU is effective for fiscal years beginning after December 31, 2016 and early adoption is permitted. We early adopted this standard on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted upon adoption.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. We elected to adopt ASU 2015-03 as of June 30, 2015 and the adoption has no impact on our financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new accounting standard requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this accounting standard.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standard Updated (ASU), No. 2014-09, Revenue from Contracts with Customers. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the ASU by one year to December 15, 2017 for fiscal years, and interim periods, beginning after that date. Early adoption is permitted, but not before the original effective date (annual periods beginning after December 15, 2016). We are currently evaluating the impact of this accounting standard.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. We had cash and cash equivalents of $6.6 million and $1.2 million as of December 31, 2015 and 2014, respectively, which consist of bank deposits and money market funds. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a hypothetical immediate 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. We reviewed the results of management’s assessment with our Audit Committee.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

As previously disclosed in our 2014 Annual Report on Form 10-K, in order to remediate the material weakness identified for the year ended December 31, 2013, we implemented a number of measures to strengthen our internal controls over financial reporting. Management has implemented the following measures during 2015:

•	we recruited and hired additional accounting staff with technical expertise to ensure the proper application of U.S. GAAP, and expect to continue to enhance our financial reporting systems;

•

we have implemented policies and procedures and enhanced our review of complex accounting transactions to ensure consistent application of U.S. GAAP and enhanced internal control over financial reporting; and

•

we have increased the level of preparation and review of our financial statements, and in connection therewith, we have implemented additional control procedures as part of our quarter and year-end close processes as well as adding resources in connection with our review of key financial estimates, including fixed assets control procedures, stock-based compensation expense, and indebtedness.

In addition, we have implemented new purchasing management and adopted a new treasury policy and procedures to complement and enhance existing internal controls. Further, we have revised our procedures on equity awards administration practices.

Inherent Limitations of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Our executive officers, directors and key employees, their positions and their ages as of March 24, 2016 are set forth below:

Name	Age	Position(s)
Bruce D. Steel	49	Chairman of Board of Directors
Joseph P. Hagan (1) (2) (3)	47	Director
Troy Wilson (1) (2) (3)	47	Director
Kleanthis G. Xanthopoulos (1) (2) (3)	57	Director
Konstantinos Alataris	46	President, Chief Executive Officer and Chief Operating Officer
Winnie W. Tso	54	Chief Financial Officer

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

Joseph P. Hagan has served as a member of our board of director since May 2015. Mr. Hagan has served as Regulus’ Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer since January 2016. From 2011 to December 2015, Mr. Hagan served as Orexigen’s Chief Business & Financial Officer. From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. Prior to Orexigen, Mr. Hagan worked at Amgen, from September 1998 to April 2008, where he served in various senior business development roles, including founder and Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures fund, Mr. Hagan was Head of Corporate Development at Amgen, leading such notable transactions as the acquisition of Immunex and Tularik and the spinouts of Novatrone and Relypsa, as well as numerous other business development efforts totaling over $15 billion in value. Before joining Amgen, Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advance Tissue Sciences. He received an M.B.A. from Northwestern University and a B.S. in Physiology and Neuroscience from the University of California, San Diego.

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

Kleanthis G. Xanthopoulos has served as a member of our board of directors since April 2013. Dr. Xanthopoulos was the President and Chief Executive Officer and a member of the board of directors of Regulus Therapeutics Inc. until June 2015, having joined Regulus in 2007. Dr. Xanthopoulos is also currently chairman of the board of directors of Apricus Biosciences, Inc., a public company, a member of the board of directors of Biotechnology Industry Organization (BIO) and Senté Inc., and is a member of the executive board of BIOCOM, Southern California’s life science industry association. Prior to joining Regulus, Dr. Xanthopoulos was a managing director of Enterprise Partners Venture Capital. Dr. Xanthopoulos co-founded and served as President and Chief Executive Officer of Anadys Pharmaceuticals from its inception in 2000 to 2006, and remained a Director until its acquisition by Roche in 2011. Dr. Xanthopoulos was Vice President at Aurora Biosciences, which was acquired by Vertex Pharmaceuticals, from 1997 to 2000. Dr. Xanthopoulos participated in The Human Genome Project as a Section Head of the National Human Genome Research Institute from 1995 to 1997. Previously, Dr. Xanthopoulos was an Associate Professor at the Karolinska Institute, in Stockholm, Sweden, after completing a Postdoctoral Research Fellowship at The Rockefeller University, New York. An Onassis Foundation scholar, Dr. Xanthopoulos received his B.Sc. in Biology with honors from Aristotle University of Thessaloniki, Greece, and received both his M.Sc. in Microbiology and Ph.D. in Molecular Biology from the University of Stockholm, Sweden. We believe that Dr. Xanthopoulous’s senior executive experience managing and developing a major biotechnology company and his extensive industry knowledge and leadership experience in the biotechnology industry qualify him to serve as a member of our board of directors.

Konstantinos Alataris has served as our President, Chief Executive Officer and Chief Operating Officer since January 2016 and has been a member of our board of directors since February 2016. Previously, Dr. Alataris served as Zosano’s President and Chief Operating Officer. Dr. Alataris was the founder and held the roles of President, Chief Executive Officer and Chief Commercial Officer with Nevro Corp. (NYSE:NVRO), a company that developed an innovative, evidenced-based neuromodulation platform for the treatment of chronic pain. Under Dr. Alataris’ leadership, Nevro advanced from product concept to clinical testing to successful market launch and international commercialization. Dr. Alataris has also served as Executive Chairman of the Board of Directors at IRRAS AB, a CNS medical device and drug delivery company and Head of Digital Healthcare Strategy at mc10inc a wearable sensor company. Prior to NEVRO, he was Vice President at Bay City Capital, a healthcare focused venture capital firm based in San Francisco. He holds Master’s degrees in Science and Business and a Ph.D. in Bioengineering with emphasis in Neuroscience from the University of Southern California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission. These directors, executive officers and ten-percent stockholders are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2015 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

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

The current members of our audit committee are Mr. Hagan, Dr. Wilson, and Dr. Xanthopoulos. Our board of directors has determined that Mr. Hagan, Dr. Wilson, and Dr. Xanthopoulos satisfy the NASDAQ Stock Market independence standards and the independence standards of Rule 10A-3(b)(1) of the Exchange Act. Each of the members of our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and the NASDAQ Stock Market. The board of directors has also determined that Mr. Hagan qualifies as an “audit committee financial expert,” as defined by applicable rules of the NASDAQ Stock Market and the SEC.

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who served as executive officers as of December 31, 2015. We refer to these individuals as our named executive officers.

	Year	Salary	Non-equity incentive plan compensation		Option Awards		Total
Vikram Lamba	2015	$424,360	$85,000	(2)	—		$509,360
Chief Executive Officer (1)	2014	412,000	181,276	(3)	—		593,276
Konstantinos Alataris, Ph.D.	2015	105,288	18,750	(2)	1,297,504	(5)(6)	1,421,542
President and Chief Operating Officer (4)
Laxmi Peri	2015	201,205	34,810	(2)	251,459	(5)(6)	487,474
Senior Vice President Operations (7)

(1)	Mr. Lamba’s employment with the Company terminated on January 6, 2016. He was succeeded as our President and Chief Executive Officer by Dr. Alataris.
(2)

Represents cash bonus awarded in respect of 2015 and paid in March 2016. Bonus amounts were determined pursuant to a bonus program adopted by our compensation committee in February 2015 and based on achievement of company performance and individual goals and other factors deemed relevant by our compensation committee.

(3)

Represents cash bonus awarded in respect of 2014 and paid in March 2015. Bonus amounts were determined pursuant to applicable employment agreements and based on achievement of individual and company performance goals and other factors deemed relevant by our compensation committee and board of directors.

(4)	Dr. Alataris joined the Company on September 21, 2015.
(5)	Represents the aggregate grant date fair value of option awards granted in fiscal year 2015 in accordance with ASC 718, Compensation—Stock Compensation.
(6)

The aggregate grant date fair value of option awards granted in fiscal year 2015 includes the impact of the options exchanged pursuant to the 2015 Stock Option Exchange Program. (See Note 12, Stock-Based Compensation for a description of the 2015 Stock Option Exchange Program).

(7)	Laxmi Peri joined the Company on April 27, 2015. His employment was terminated on March 24, 2016.

Narrative Disclosure to Summary Compensation Table

We review compensation annually for all of our employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long- term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

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

We had a formal employment agreement with Vikram Lamba, our former Chief Executive Officer and have such an agreement with Konstantinos Alataris, our current President, Chief Executive Officer and Chief Operating Officer. We also had an executed employment offer letter with Laxmi Peri, our Senior Vice President, Operations. Mr. Lamba’s employment agreement provided for an initial base salary of $400,000, subject to increase from time to time, and in the fiscal year 2015, we paid Mr. Lamba an annual base salary of $424,360. Mr. Lamba’s employment agreement provided for a target annual bonus of 40% of his annual base salary, to be determined by the board of directors in its discretion based on company performance against goals established annually by the compensation committee, as well as the company’s then prevailing cash position. Dr. Alataris’ employment agreement provides for an initial base salary of $375,000, subject to increase from time to time. In January 2016, we amended Dr. Alataris’ employment agreement to reflect his capacity to serve as our Chief Executive Officer starting January 2016 at a base salary of $450,000. The amended employment agreement provides for a target annual bonus of 40% of his annual base salary for 2015, and a target annual bonus of 50% of his annual base salary for 2016, to be determined by the board of directors in its discretion based on company performance against goals established annually by the compensation committee, as well as the company’s then prevailing cash position. Mr. Peri’s employment offer letter provided for an initial annual base salary of $295,000, subject to increase from time to time. Mr. Peri’s employment offer letter provided for a target annual bonus of 30% of his annual base salary. On January 6, 2016, Mr. Lamba’s employment was terminated without cause by the board of directors. On January 6, 2016, Dr. Alataris was appointed by the board of directors to serve as our Chief Executive Officer. As a result of a company-wide workforce reduction plan, Mr. Peri’s employment was terminated on March 24, 2016.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2015.

	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Vikram Lamba	120,869	20,637	(1)	$1.54	07/1/2017(2)	07/1/2012
Konstantinos Alataris	—	209,394		$2.26	12/15/2025	12/15/2015
Laxmi Peri	—	40,000	(3)	$2.26	12/15/2025(4)	12/15/2015

(1)

This option was exercisable for 25% of the underlying shares on the first anniversary of the grant date, and thereafter became exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date; provided that if Mr. Lamba was terminated without cause or resigned for good reason (as these terms are defined in his employment agreement), then the option would become exercisable for an additional 18.75% of the total underlying shares. On January 6, 2016, Mr. Lamba was terminated without cause and this option was accelerated in full.

(2)

Pursuant to its terms, this option expires 90 days following the termination of employment with the Company. Mr. Lamba was terminated on January 6, 2016 and due to such termination this option was accelerated in full. This option will expire on April 6, 2016.

(3)

This option becomes exercisable for 25% of the underlying shares on the first anniversary of the grant date, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date. Pursuant to its terms, this option expires 90 days following the termination of employment with the Company. Mr. Peri was terminated on March 24, 2016 and due to such termination, this option will expire on June 24, 2016.

(4)

In connection with Mr. Peri’s termination, the Board of Directors of the Company approved the acceleration of Mr. Peri’s unvested options such that the option became exercisable for 25% of the underlying shares on March 24, 2016.

Severance and Change in Control Arrangements

Pursuant to the terms of Mr. Lamba’s employment agreement, if we terminated Mr. Lamba’s employment without cause or Mr. Lamba resigned for good reason, as these terms are defined in the employment agreement, then Mr. Lamba was entitled to receive certain severance payments, including nine months’ salary, pro rata bonus payment in respect of those nine months, and acceleration of vesting of a portion of his outstanding stock option. If within a year after a change of control, as defined in the employment agreement, Mr. Lamba’s employment was terminated without cause or Mr. Lamba resigned for good reason, then Mr. Lamba’s stock option would vest in full. As a result of the termination of Mr. Lamba’s employment without cause, as defined in the employment agreement, effective January 6, 2016, Mr. Lamba received nine months of salary, pro rata bonus payment in respect of those nine months, and acceleration of vesting of all of his outstanding stock option in accordance with his employment agreement.

Pursuant to the terms of Mr. Alataris’ employment agreement, if we terminate Mr. Alataris’ employment without cause or Mr. Alataris resigns for good reason, as these terms are defined in the employment agreement, then Mr. Alataris is entitled to received certain severance payments, including twelve month’s salary, an amount equal to the annual bonus awarded in the prior calendar year, and acceleration of vesting of a portion of his outstanding stock options. If within a year after a change of control, as defined in the employment agreement, Mr. Alataris’ employment is terminated without cause or Mr. Alataris resigns for good reason, then Mr. Alataris’ stock options will vest in full.

Director Compensation

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

The cash fees described above are paid in monthly installments, in arrears. Non-employee directors are also reimbursed upon request for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the board and of committees on which they serve.

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our non-employee directors during 2015. For information concerning the compensation paid to Mr. Lamba and Dr. Alataris in their capacities as executive officers, see “Summary Compensation Table” above.

	Fees Earned or Paid in Cash	Option Awards (1)	Total
M. James Barrett (2)	$—	$—	$—
Joseph P. Hagan	27,460	223,591	251,051
Bruce D. Steel	—	—	—
Troy Wilson	42,497	30,180	72,677
Kleanthis G. Xanthopoulos	43,787	60,360	104,147

(1)

Represents the aggregate grant date fair value of stock options and restricted stock awards granted in fiscal year 2015 in accordance with ASC Topic 505-50. The assumptions we use in calculating these amounts are discussed in note 12 to notes to financial statements appearing elsewhere in this report.

(2)	Dr. Barrett resigned from our Board of Directors effective January 22, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which equity securities are currently authorized for issuance: our Amended and Restated 2014 Equity and Incentive Plan and our 2012 Stock Incentive Plan. In connection with the consummation of our initial public offering of common stock in January 2015, our board of directors terminated the 2012 Stock Incentive Plan effective as of January 27, 2015 and no further awards may be issued under the 2012 Incentive Plan, except that the awards outstanding under the 2012 Stock Incentive Plan at the time of its termination continue to be governed by the terms of the 2012 Stock Incentive Plan. Our 2014 Equity and Incentive Plan was approved by our stockholders in July 2014 and our 2012 Stock Incentive Plan was approved by our stockholders in April 2012. The following table provides information regarding the securities authorized for issuance as of December 31, 2015 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	972,951	$2.35	858,606
Equity compensation plans not approved by security holders	—	—	—

Total	972,951	$2.35	858,606

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 10, 2016, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 10, 2016 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Zosano Pharma Corporation, 34790 Ardentech Court, Fremont, California 94555.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 11,967,895 shares of our common stock outstanding as of March 10, 2016.

	Shares
	Beneficially
Name of Beneficial Owner (1)	Owned	Percentage
5%+ Stockholders
BMV Direct SOTRS LP (2)
17190 Bernardo Center Drive
San Diego, CA 92128	2,442,429	20.41%
New Enterprise Associates 12, Limited Partnership (3)
Chevy Chase, MD 20815
5425 Wisconsin Avenue, Suite 800	2,158,539	18.04%
FRM LLC Company (4) 245 Summer Street Boston, MA 02210	1,795,043	15.00%
Eli Lilly and Company
Lilly Corporate Center
Indianapolis, IN 46285	1,363,636	11.40%
Eventide Asset Management LLC (5) 1 International Place, 35th Floor Boston, MA 02110	888,300	7.42%
Vikram Lamba (6) 1750 Taylor St. San Francisco, CA 94133	772,756	6.38%
Directors and Named Executive Officers:
Konstantinos Alataris	—	*
Joseph Hagan	—	*
Laxmi Peri	—	*
Bruce Steel	—	*
Winnie Tso (7)	18,679	*
Troy Wilson (8)	15,971	*
Kleanthis Xanthopoulos (9)	27,815	*
Current Directors and Executive Officers as a Group (7 persons) (10)	62,465

*	Less than 1%
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

(2)

Shares owned as of March 10, 2016 include 1,896,982 shares of common stock owned by BMV Direct SOTRS LP and 545,447 shares of common stock owned by BMV Direct SO LP. The sole general partner of BMV Direct SOTRS LP is BioMed Realty Holdings, Inc. The sole shareholder of BioMed Realty Holdings, Inc. and the sole general partner of BMV Direct SO LP is BioMed Realty, L.P. The sole general partner of BioMed Realty, L.P. is BioMed Realty Trust, Inc. BioMed Realty Trust, Inc. has sole voting and dispositive power with respect to the shares directly held by BMV Direct SOTRS LP and BMV Direct SO LP. Bruce Steel is a limited partner with a variable economic interest in each of BMV Direct SOTRS LP and BMV Direct SO LP. Mr. Steel disclaims beneficial ownership in the shares directly held by each of BMV Direct SOTRS LP and BMV Direct LP except to the extent of his pecuniary interest therein.

(3)

Shares owned as of March 10, 2016 include 2,158,539 shares of common stock owned by New Enterprise Associates 12, Limited Partnership, or NEA 12. The shares directly held by NEA 12 are indirectly held by NEA Partners 12, Limited Partnership (“NEA Partners 12”), the sole general partner of NEA 12, NEA 12 GP, LLC, or NEA 12 LLC, the sole general partner of NEA Partners 12, and each of the individual Managers of NEA 12 LLC. The individual Managers of NEA 12 LLC are M. James Barrett, Peter J. Barris, Forest Baskett, Ryan D. Drant, Patrick J. Kerins, Krishna “Kittu” Kolluri and Scott D. Sandell. The shares directly held by Ven 2006 are indirectly held by Karen P. Welsh, the general partner of Ven 2006. NEA Partners 12, NEA 12 LLC and the Managers share voting and dispositive power with regard to the shares of the securities directly held by NEA 12. M. James Barrett has neither voting nor dispositive power with respect to the shares held by Ven 2006. M. James Barrett and all other indirect holders of these shares have disclaimed his beneficial ownership in these shares except to the extent of their pecuniary interest therein, if any.

(4)	Shares owned as of March 10, 2016 include 1,196,540 of common stock owned by Select Biotechnology Portfolio and 598,503 of common stock owned by Fidelity Advisors Biotechnology Fund.
(5)	Shares owned as of March 10, 2016 include 616,300 shares of common stock owned by Eventide Gilead Fund.
(6)	Includes options to purchase 141,506 shares of our common stock that may be exercised within 60 days of March 10, 2016.
(7)	Consists of options to purchase 18,679 shares of our common stock that may be exercised within 60 days of March 10, 2016.
(8)	Includes options to purchase 12,971 shares of our common stock that may be exercised within 60 days of March 10, 2016.
(9)	Includes options to purchase 21,815 shares of our common stock that may be exercised within 60 days of March 10, 2016.
(10)	Includes options to purchase 53,465 shares of our common stock that may be exercised within 60 days of March 10, 2016.

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

Related Person Transactions

The following is a description of transactions since January 1, 2014 and any currently proposed transactions to which we have been or will be a party, and in which the amounts involved exceeded or will exceed $120,000 (except as otherwise indicated) and any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or any of their respective affiliates or immediate family members, had or will have a direct or indirect material interest, which have not already been described in Item 11 of Part III (Executive Compensation) of this Annual Report on Form 10-K. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties.

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

We also have an operating lease with BMR-34790 Ardentech Court LP, which is an affiliate of BMV Direct SOTRS LP and BMV Direct SO LP, for a 55,000 square foot facility in Fremont, California, where we operate our manufacturing operations and house our engineering, research and development and administrative employees. For the years ended December 31, 2014 and 2015, we recorded rent expense for BMR-34790 Ardentech Court LP in the amount of approximately $620,000. In April 2012, we amended the lease agreement to reduce future rent obligations to amounts ranging from approximately $600,000 to $891,000 per year over a new lease term of seven years in exchange for a potential reduction of premises from a recapturable premises clause. In June 2015, we entered into another amendment to the lease, pursuant to which BMR-34790 Ardentech Court LP’s option to recapture a specified portion of the leased premises (comprising approximately 29,348 square feet of the approximate total 55,588 square feet of leased premises) has been suspended. We had the option until December 31, 2015 to extend the term of the lease. As of December 31, 2015, we did not exercise this option and as a result, the terms of the previous amendment entered in April 2012 remain in effect.

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

Interests of Directors in Our Financial Relationships

Two of our current and former directors, Bruce Steel and M. James Barrett, may be deemed to have indirect material interests in our financial relationships with certain of our stockholders based on their association with such stockholders:

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

•

M. James Barrett is one of seven Managers of NEA 12 GP, LLC, or NEA 12 LLC, the sole general partner of NEA Partners 12, Limited Partnership, or NEA Partners 12, which is the sole general partner of our stockholder, New Enterprise Associates 12, Limited Partnership. NEA Partners 12, NEA 12 LLC and each of the Managers of NEA 12 LLC share voting and dispositive power with regard to our securities directly held by New Enterprise Associates 12, Limited Partnership. Dr. Barrett disclaims beneficial ownership in these shares except to the extent of his pecuniary interest therein, if any. Dr. Barrett resigned from our Board of Directors effective January 22, 2016.

Participation in our Initial Public Offering

BMV Direct SO purchased 26,543 shares, or an aggregate amount of $291,973 worth, of our common stock in our initial public offering in January 2015, and New Enterprise Associates 12, Limited Partnership purchased 23,457 shares, or an aggregate amount of $258,027 worth, of our common stock in our initial public offering in January 2015, in each case at the initial public offering price of $11.00 per share. The shares purchased by BMV Direct SO and New Enterprise Associates 12, Limited Partnership in our initial public offering were subject to lock-up agreements pursuant to which these investors agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the 180-day period following January 26, 2015, except with the prior written consent of the representatives of the underwriters for the initial public offering.

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

Director Independence

As of the date of this report and based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Jay Hagan, Troy Wilson and Kleanthis Xanthopoulos is an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Listing Rules and Rule 10A-3 under the Exchange Act, and that Bruce Steel is not an “independent director.” In making this determination, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining the independence of such directors, including the beneficial ownership of our capital stock by each non-employee director. We are actively seeking to identify additional well-qualified individuals to serve as independent directors.

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

Compensation Committee. Our compensation committee is comprised entirely of independent directors. The current members of our compensation committee are Dr. Xanthopoulos, Dr. Wilson, and Mr. Hagan and each of whom is an independent director. The compensation committee:

•	approves the compensation and benefits of our executive officers;

•	reviews and makes recommendations to the board of directors regarding benefit plans and programs for employee compensation; and

•	administers our equity compensation plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is comprised entirely of independent directors. The current members of our nominating and corporate governance committee are Dr. Wilson, Mr. Hagan and Dr. Xanthopoulos, and each of whom is an independent director. The nominating and corporate governance committee:

•	identifies individuals qualified to become board members;

•	recommends to the board of directors nominations of persons to be elected to the board; and

•	advises the board regarding appropriate corporate governance policies and assists the board in achieving them.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for the years ended December 31, 2015, and 2014, by Marcum LLP, our independent registered public accounting firm:

	Year ended December 31,
	2015	2014
Annual audit fees (1)	$133,000	$279,782
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$133,000	$279,782

(1)

“Audit fees” include fees for audit services primarily related to the audit of our annual consolidated financial statements; the review of our quarterly consolidated financial statement; comfort letters, consents and assistance with the review of documents filed with the SEC; and other accounting services necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

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

ZOSANO PHARMA CORPORATION

By:	/s/ Konstantinos Alataris
Konstantinos Alataris
President and Chief Executive Officer
Date:	March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Konstantinos Alataris	Chief Executive Officer and President	March 29, 2016
Konstantinos Alataris	(Principal Executive Officer)

/s/ Winnie W. Tso	Chief Financial Officer (Principal	March 29, 2016
Winnie W. Tso	Financial Officer and Principal
Accounting Officer)

/s/ Joseph Hagan	Director	March 29, 2016
Joseph Hagan

/s/ Bruce Steel	Director	March 29, 2016
Bruce Steel

/s/ Troy Wilson	Director	March 29, 2016
Troy Wilson

/s/ Kleanthis G. Xanthopoulos	Director	March 29, 2016
Kleanthis G. Xanthopoulos

Zosano Pharma Corporation and Subsidiaries

Financial Statements

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Zosano Pharma Corporation

We have audited the accompanying consolidated balance sheets of Zosano Pharma Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zosano Pharma Corporation and subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

San Francisco, CA

March 29, 2016

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$6,646	$1,214
Accounts receivable	-	111
Interest receivable	101	-
Short-term investments in marketable securities	30,287	-
Prepaid expenses and other current assets	237	311

Total current assets	37,271	1,636
Restricted cash	35	35
Property and equipment, net	7,660	9,681
Other long-term assets	371	1,991

Total assets	$45,337	$13,343

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,209	$1,447
Accrued compensation	1,275	1,676
Deferred revenue	-	170
Related parties convertible notes (including accrued interest)	-	7,362
Secured promissory note, current portion (net of issuance cost and including accrued interest)	3,360	1,408
Freestanding warrant liability	-	300
Other accrued liabilities	1,036	992

Total current liabilities	6,880	13,355
Deferred rent	45	98
Secured promissory note, net of issuance cost (including accrued interest)	11,910	2,530
Related party note payable (including accrued interest)	-	10,761

Total liabilities	18,835	26,744
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares and none authorized; none issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Common stock, $0.0001 par value; 100,000 shares and 30,000 shares authorized; 11,967 shares and 5,165 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1	1
Additional paid-in capital	193,438	125,062
Accumulated deficit	(166,891)	(138,464)
Accumulated other comprehensive loss	(46)	-

Stockholders’ equity (deficit)	26,502	(13,401)

Total liabilities and stockholders’ equity (deficit)	$45,337	$13,343

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014
Revenue:
License fees revenue	$170	$1,955
Collaborative development support services	143	906

Total revenue	313	2,861

Operating expenses:
Cost of license fees revenue	-	100
Research and development	20,366	10,953
General and administrative	6,315	4,420

Total operating expenses	26,681	15,473

Loss from operations	(26,368)	(12,612)
Other income (expense):
Interest expense	(1,799)	(1,848)
Interest income	235	-
Other expense	(97)	(93)
Warrant revaluation income (expense)	48	(185)
Gain on debt forgiveness	-	497
Loss on debt extinguishment	(446)	-

Net loss	(28,427)	(14,241)

Other comprehensive loss:
Unrealized holding loss on marketable securities, net of tax effect	(46)	-

Comprehensive loss	$(28,473)	$(14,241)

Net loss per common share – basic and diluted	$(2.49)	$(2.78)

Weighted-average shares used in computing net loss per common share –basic and diluted	11,414	5,128

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2013	5,107	$1	$124,699	$(124,223)	$-	$477

Issuance of common stock in connection with debt financing in June 2014	31	-	141	-	-	141

Issuance of common stock to employees upon exercise of stock options for cash at $1.40 per share	27	-	38	-	-	38

Stock-based compensation expense	-	-	184	-	-	184

Net loss	-	-	-	(14,241)	-	(14,241)

Balance at December 31, 2014	5,165	1	125,062	(138,464)	-	(13,401)

Issuance of common stock in connection with the Company’s initial public offering in January 2015, net of offering cost of $5.2 million	4,500	-	44,215	-	-	44,215
Issuance of common stock in connection with the private placement concurrent with the IPO in January 2015, net of offering cost of $0.5 million	1,364	-	14,475	-	-	14,475
Issuance of common stock upon the conversion of convertible bridge notes in January 2015	792	-	7,407	-	-	7,407
Issuance of common stock to employees upon the exercise of stock options for cash at $1.28 to $1.40 per share	27	-	37	-	-	37
Issuance and release of restricted stock to certain board members as remuneration	9	-	91	-	-	91
Issuance of common stock in connection with the exercise of the overallotment option of the IPO in February 2015, net of offering cost of $0.1 million	110	-	1,125	-	-	1,125

Reclassification of warrant liability to equity	-	-	252	-	-	252

Issuance of warrant in connection with debt restructuring in June 2015	-	-	212	-	-	212
Stock-based compensation expense	-	-	562	-	-	562
Net loss	-	-	-	(28,427)	-	(28,427)
Unrealized loss on marketable securities	-	-	-	-	(46)	(46)

Balance at December 31, 2015	11,967	$1	$193,438	$(166,891)	$(46)	$26,502

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONSOLIDATED CASH FLOW STATEMENTS

(in thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(28,427)	$(14,241)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,452	3,042
Stock-based compensation	653	184
Gain on debt forgiveness	-	(497)
Loss on debt extinguishment	446	-
Cost of debt subordination	-	141
Revaluation of warrants to fair value	(48)	185
Amortization of debt discount/accretion of premium	(17)	61
Accretion of interest	313	1,544
Impairment of long-lived assets	145	166
Deferred rent	(52)	(265)
Change in operating assets and liabilities:
Accounts receivable	111	(111)
Interest receivable	(101)	-
Accounts receivable from joint venture partner	-	3,426
Prepaid expenses and other assets	(222)	154
Accounts payable	724	(2,631)
Accrued compensation and other accrued liabilities	38	(1,118)
Deferred revenue	(170)	(955)

Net cash flow used in operating activities	(24,155)	(10,915)

Cash flow from investing activities:
Purchase of property and equipment	(432)	(1,176)
Decrease in restricted cash	-	30
Purchases of marketable securities	(42,606)	-
Proceeds from maturities of investments in marketable securities	12,120	-
(Increase) decrease in other investment	(28)	13

Net cash flow used in investing activities	(30,946)	(1,133)

Cash flow from financing activities:
Proceeds from initial public offering of securities, net of underwriting discounts and commissions	47,140	-
Payment of deferred offering costs	(1,359)	(442)
Proceeds from a private placement concurrent with the initial public offering, net of private placement fee	14,475	-
Proceeds from exercise of stock options and issuance of common stock	37	38
Proceeds from borrowing under related parties bridge notes	-	3,833
Proceeds from debt financing, net of issuance costs	11,705	3,920
Payment of loan principal and accrued interest	(11,465)	-

Net cash flow provided by financing activities	60,533	7,349

Net increase (decrease) in cash and cash equivalents	5,432	(4,699)
Cash and cash equivalents at beginning of period	1,214	5,913

Cash and cash equivalents at end of period	$6,646	$1,214

	Year Ended December 31,
	2015	2014
Supplemental cash flow information:
Interest paid	$3,591	$243
Non-cash investing and financing activities:
Conversion of debt to common stock	$7,407	$-
Issuance of common stock in connection with debt financing	$-	$141
Issuance of warrant in connection with debt financing	$212	$115
Accrued deferred offering cost	$-	$1,062
Reclassification of warrant liability to equity	$252	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zosano Pharma Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

The Company was incorporated in Delaware as ZP Holdings, Inc. in January 2012 and changed its name to Zosano Pharma Corporation in June 2014. The Company was spun out of ALZA Corporation, a subsidiary of Johnson & Johnson, in October 2006 originally incorporated under the name The Macroflux Corporation, and changed its name to Zosano Pharma, Inc. in 2007 following the spin-off from Johnson & Johnson. In April 2012, in a transaction to recapitalize the business, a wholly-owned subsidiary of Zosano Pharma Corporation was merged with and into Zosano Pharma, Inc., whereby Zosano Pharma, Inc. was the surviving entity and became a wholly-owned subsidiary of Zosano Pharma Corporation. In June 2014, Zosano Pharma, Inc. changed its name to ZP Opco, Inc.

The Company has two wholly owned subsidiaries as of December 31, 2015 and 2014: ZP Opco, Inc. (Opco), through which the Company conducts its primary research and development activities, and ZP Group LLC, originally a joint venture with Asahi Kasei Pharmaceuticals USA (Asahi). The joint venture ceased operations in December 2013.

Initial Public Offering

On January 30, 2015, the Company completed an initial public offering (“IPO”) of its common stock on the NASDAQ Capital Market. The Company sold an aggregate of 4,500,000 shares of common stock under a registration statement on Form S-1, declared effective on January 27, 2015, at a public offering price of $11.00 per share. Net proceeds to the Company were approximately $44.2 million, after deducting underwriting commissions and expenses. On February 27, 2015, the underwriters exercised the overallotment option resulting in the Company’s issuing an additional 110,000 shares of its common stock at $11.00 per share, resulting in additional net proceeds of approximately $1.1 million after underwriting discounts.

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

Liquidity

The Company has incurred significant operating losses and had an accumulated deficit of $166.9 million as of December 31, 2015. The Company has financed its operations primarily through sale of equity securities, debt financing and payments received under its former licensing and collaboration agreements with pharmaceutical companies. To date, none of the Company’s product candidates have been approved for sale.

The Company will continue to require additional financing to develop its product candidates and fund operating losses. Management intends to seek through equity debt financings, collaborative or other arrangements with corporate partners, or through other sources of financing. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all. Although management has been successful in raising capital in the past, most recently in January and June 2015, there can be no assurance that the Company will be successful, or that any needed financing will be available in the future at terms acceptable to the Company.

Consolidation

The consolidated financial statements include the accounts of Zosano Pharma Corporation, ZP Opco, Inc. and ZP Group LLC. Intercompany balances and transactions have been eliminated in consolidation.

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

Restricted Cash

The Company entered into a pledge and security agreement with a bank whereby $35,000 was restricted for use as security for its corporate purchasing cards and is classified as restricted cash as of December 31, 2015 and 2014, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company invests its excess cash in money market funds, U.S. government agency bonds, corporate notes, certificates of deposit and commercial paper. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. Other than for obligations of the U.S. government, the Company’s policy is that no more than 5% of its investments may be concentrated in a single issuer. Bank deposits are held by a single financial institution having a strong credit rating and these deposits may at times be in excess of FDIC insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and short-term investments and issuers of investments to the extent recorded on the balance sheets.

Settlement of Former Joint Venture Affairs

On December 20, 2013, the Company and Asahi entered into a termination agreement to terminate the joint venture in ZP Group LLC, which effectively caused ZP Group LLC to cease all operations as of the effective date of the termination. Pursuant to the joint venture termination agreement, the Company recorded a receivable of $3.4 million from its joint venture partner for the net amount due the Company on its consolidated balance sheet as of December 31, 2013, which was fully collected in 2014.

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

Impairment of Long-Lived Assets

The Company identifies and records impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset likely is not recoverable. Recoverability is measured by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company recorded an impairment charge as part of research and development expenses of approximately $0.2 million in the consolidated statement of operations for the year ended December 31, 2014 related primarily to certain construction in progress equipment that will no longer be placed into service. No impairment charge was recorded for the year ended December 31, 2015.

Long-Term Investment

In October 2013, the Company entered into a stock purchase agreement with Zosano, Inc. (the Shell Corporation), a Delaware corporation, pursuant to which the Company acquired 10,016,973 shares of the Shell Corporation’s common stock, $0.0001 par value, for an aggregate cash purchase price of $0.4 million. Immediately following the closing of the acquisition, 10,027,000 shares of the Shell Corporation’s common stock were issued and outstanding, approximately 99.9% of which were held by the Company.

The Company accounts for its investment in the Shell Corporation using the cost method of accounting and classifies it as other long-term assets in its consolidated balance sheet. As of December 31, 2015, the Company is pursuing the sale of the Shell Corporation.

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

Promissory Notes

The Company accounts for its unsecured and secured promissory notes issued to certain related and non- related parties as liabilities. They are recorded on the Company’s consolidated balance sheets at cost plus accrued interest, net of issuance cost, and classified as short-term and long-term liabilities based on their maturities.

Revenue Recognition

The Company generated revenue from collaboration arrangements for the development and commercialization of its technology. Collaboration and license agreements may include non-refundable upfront license fees, partial or complete reimbursement of research and development costs, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. The Company’s performance obligations under the collaborations may include the license or transfer of intellectual property rights, obligations to provide research and development services and related materials and obligations to participate on certain development and/or commercialization committees with the collaborators.

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

For the year ended December 31, 2015, the Company incurred research and development costs of $0.1 million in support of the Company’s collaborative development services to Novo Nordisk A/S (Novo Nordisk), $9.3 million in connection with the Company’s research and development efforts, and $10.9 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates. For the year ended December 31, 2014, the Company incurred research and development costs of $0.6 million in support of the Company’s collaborative development services to Novo Nordisk, $4.4 million in connection with the Company’s research and development efforts, and $5.9 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates.

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

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. The only component of the Company’s other comprehensive loss is the unrealized losses on the Company’s marketable securities. Comprehensive loss is included in the Company’s consolidated statements of operations and comprehensive loss for all periods presented.

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

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	Year Ended December 31,
	2015	2014
	(in shares)
Warrants to purchase common stock	72,379	31,674
Options to purchase common stock	972,951	497,753

	1,045,330	529,427

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases. Under the new guidance, lessees will be required to recognize substantially all leases on the balance sheet as a right-of-use asset and recognize a corresponding lease liability. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this accounting standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard.

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. The amendment to ASC740 eliminates the requirement that an entity must separate deferred income tax assets and liabilities between current and noncurrent amounts on a classified balance sheet. Rather, deferred tax assets and liabilities will be presented as noncurrent under the new standard. This ASU is effective for fiscal years beginning after December 31, 2016 and early adoption is permitted. The Company early adopted this standard on a prospective basis in the fourth quarter of fiscal 2015. Prior periods were not retrospectively adjusted upon adoption.

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company elected to adopt ASU 2015-03 as of June 30, 2015 and the adoption has no impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This new accounting standard requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accounting standard is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard.

In May 2014, the Financial Accounting Standards Board, or FASB, issued Auditing Standard Updated (ASU), No. 2014-09, Revenue from Contracts with Customers. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the ASU by one year to December 15, 2017 for fiscal years, and interim periods, beginning after that date. Early adoption is permitted, but not before the original effective date (annual periods beginning after December 15, 2016). The Company is currently evaluating the impact of this accounting standard.

3.	Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash, cash equivalents, and marketable security investments:

	December 31, 2015
	Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash in bank	$2,997	$-	$-	2,997
Money market funds	3,649	-	-	3,649
Certificates of deposit (restricted)	35	-	-	35
Certificates of deposit	5,040	-	(4)	5,036
Corporate bonds	11,749	-	(22)	11,727
U.S. government agency bonds	13,544	-	(20)	13,524

	$37,014	$-	$(46)	$36,968

Classified as:
Cash and cash equivalents				$6,646
Restricted cash				35
Short-term investments in marketable securities				30,287

				$36,968

	December 31, 2014
	Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash in bank	$1,214	$-	$-	$1,214
Certificates of deposit (restricted)	35	-	-	35

	$1,249	$-	$-	$1,249

Reported as:
Cash and cash equivalents				$1,214
Restricted cash				35

				$1,249

For the year ended December 31, 2014, there were no realized gains and losses on available-for-sale securities. As of December 31, 2015, the maximum contractual maturity of the Company’s available-for-sale investments was within 11 months. The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on its available-for-sale investments as of December 31, 2015 were temporary in nature.

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term notes payable approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company’s long-term notes payable approximates fair value because the interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.

The following tables set forth the fair value of the Company’s financial instruments as of December 31, 2015 and 2014:

	December 31, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$-	$-	$35
Money market funds	3,649	-	-	3,649
Certificates of deposit	-	5,036	-	5,036
Corporate bonds	-	11,727	-	11,727
U.S. government agency bonds	-	13,524	-	13,524

Total financial assets	$3,684	$30,287	$-	$33,971

	December 31, 2014
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$-	$-	$35

Financial Liabilities:
Freestanding warrant liability	$-	$-	$300	$300

The Company’s freestanding warrant liability, which is measured and disclosed at fair value on a recurring basis, is classified within the Level 3 designation (see Note 9 – Warrants to Purchase Common Stock). There were no transfers between levels within the fair value hierarchy during the periods presented.

The following table presents changes in financial instruments measured at fair value using Level 3 significant unobservable inputs:

Common Stock Warrant Liability
(in thousands)
Balance at January 1, 2014	$-
Issuance of warrant	115
Change in fair value of freestanding warrant liability (1)	185

Balance at December 31, 2014	300
Change in fair value of freestanding warrant liability (1)	(48)
Reclassification to equity	(252)

Balance at December 31, 2015	$-

(1)	Change in fair value of the freestanding warrant liability is recorded as other income (expense) in the Company’s consolidated statement of operations.

5.	Property and Equipment

The following summarizes the Company’s property and equipment as of December 31, 2015 and 2014:

	December 31,
	2015	2014
	(in thousands)
Laboratory and office equipment	$1,112	$1,043
Manufacturing equipment	10,730	10,712
Computer equipment and software	229	210
Leasehold improvements	15,534	15,838
Construction in progress	2,066	1,437

	29,671	29,240
Less: accumulated depreciation	(22,011)	(19,559)

	$7,660	$9,681

Depreciation and amortization expense was approximately $2.5 million and $3.0 million for the years ended December 31, 2015 and 2014, respectively.

6.	Research and Development Collaboration and License Agreements

Former Strategic Alliance with Eli Lilly and Company

In November 2014, the Company entered into a collaboration agreement with Eli Lilly and Company (Lilly) to develop a formulation of ZP-PTH to be administered daily using the Company’s microneedle patch system for the treatment of osteoporosis. Under the terms of the agreement, the Company granted to Lilly an exclusive, worldwide license to commercialize any ZP-PTH product using the Company’s microneedle patch system. Lilly was responsible, pending successful clinical study outcomes and regulatory approval, for commercialization of the daily PTH product, and the Company was responsible, at its own expense, for developing the daily PTH product. In September 2015, the Company terminated the collaboration agreement in accordance with its terms following the Company’s determination that it was commercially unreasonable to pursue one of the critical success factors under agreement, relating to the required timing of worldwide regulatory approval of Daily ZP-PTH by 2019.

As a result of the termination of the agreement, the exclusive, worldwide license that the Company granted to Lilly terminated and reverted to Zosano. The Company has not received or recognized any revenue from the collaboration agreement with Lilly. As a result of the termination of the agreement, the Company will no longer be eligible to receive any milestone or other payments from Lilly.

The Company also entered into a common stock purchase agreement with Lilly pursuant to which Lilly has purchased $15 million worth of the Company’s common stock in a private placement concurrent with the closing of the Company’s initial public offering of shares of its common stock, at a price per share equal to the initial public offering price. On January 30, 2015, concurrent with the closing of the Company’s initial public offering, the Company issued and sold 1,363,636 shares of its common stock to Lilly and received net proceeds of $14.5 million pursuant to the common stock purchase agreement. As of December 31, 2015, Lilly beneficially owned more than 11% of the Company’s outstanding common stock.

Former Collaboration Agreement with Novo Nordisk

Pursuant to a collaboration agreement with Novo Nordisk dated January 31, 2014 related to the development of a transdermal presentation of select Novo Nordisk glucagon-like peptide-1 (GLP-1) analogues, the Company received a non-refundable upfront payment of $1.0 million. The Company evaluated the upfront payment for the license of its technology under the collaboration agreement and determined that the license does not have standalone value apart from the development support services. Accordingly, the license and the development support services are combined as one unit of accounting, and the upfront payment is recorded as deferred revenue in the consolidated balance sheet and recognized as revenue over the performance period that is consistent with the term of performance obligations under the specified feasibility study plan. As of December 31, 2015, all deferred revenue related to the non-refundable upfront payment has been recognized as license fees revenue. In July 2015, the Company announced that Novo Nordisk had notified the Company of its intention to discontinue the collaboration agreement. The termination became effective on October 27, 2015. Upon the termination of the agreement, all technology rights licensed to Novo Nordisk related to the field of GLP-1 products reverted to the Company. Upon termination of the agreement, the collaboration with Novo Nordisk will no longer be a source of revenue for the Company.

Revenue from the reimbursement of research and development and out-of-pocket expenses is recognized as the related services were performed under the collaboration agreement on a time and material basis. For the years ended December 31, 2015 and 2014, $46,000 and $0.9 million was recognized as service revenue pursuant to the Novo Nordisk collaboration agreement, respectively. The corresponding cost of service revenue is recorded as research and development expense in the consolidated statements of operations. For the years ended December 31, 2015 and 2014, the Company recorded $53,000 and $0.6 million as cost of collaboration service revenue in connection with the Novo Nordisk collaboration agreement.

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

Pursuant to the intellectual property license agreement with ALZA, the Company made a payment of $100,000 related to the upfront payment it received upon the execution of the Novo Nordisk agreement in 2014. The payment was charged to expense and recorded as cost of license fees revenue in the Company’s consolidated statement of operations for the year ended December 31, 2014.

8.	Debt Financing

Conversion of Related Parties Convertible Promissory Notes

The Company entered into various convertible promissory notes with related parties in 2013 and 2014. On January 30, 2015, upon the closing of the Company’s initial public offering, the principal and all unpaid and accrued interest on the September 2013 and February 2014 and December 2014 convertible promissory notes outstanding as of January 30, 2015, totaling $7.4 million, were automatically converted into an aggregate of 792,182 shares of common stock at a price equal to 85% of the initial public offering price, resulting in the liability for such notes being reclassified to permanent equity.

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

The amended Hercules Term Loan has substantially different terms than the original loan and in accordance with ASC 470-50, Debt Modifications and Extinguishments, the original debt was considered extinguished. Accordingly, the Company wrote off the value of the original debt, including unamortized discount, as of the amendment date and recorded a liability for the new debt based on its fair value as determined using the income approach based on a discounted cash flow model. The transaction resulted in the Company recording a loss on debt extinguishment of $0.4 million on its consolidated statement of operations for the year ended December 31, 2015.

In connection with the first amendment to the loan and security agreement with Hercules, the Company issued Hercules a warrant to purchase 40,705 shares of the Company’s common stock at an exercise price of $7.37 per share. The warrant was recorded at fair value on the date of issuance and treated as a debt discount which is being amortized to interest expense over the term of the loan using the effective interest method. (See Note 9 for a discussion of warrants to purchase common stock.)

In addition, the Company incurred legal and closing costs totaling $117,000, including an $85,000 upfront loan origination fee paid to Hercules and $32,000 of legal costs, in connection with the first amendment to the loan and security agreement with Hercules. These debt issuance costs have been recorded as a direct deduction from the related debt liability in accordance with ASU 2015-03 and are being amortized to interest expense over the term of the loan using the effective interest method. Giving effect to early adoption of ASU 2015-03, the following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs, as of December 31, 2015:

December 31, 2015
(in thousands)
Principal amount	$15,000
Less: unamortized debt issuance costs	(91)
unamortized fair value of free standing warrant	(163)
Plus: unamortized fair value debt premium	310
accrued terminal interest	111
accrued interest	103

Long-term debt, net of unamortized debt issuance cost and premium	$15,270

Secured Financing with BMR

In connection with the recapitalization of the Company in April 2012, the Company renegotiated its lease agreement with its landlord, BioMed Realty Holdings, Inc. and affiliates (BMR Holdings), to include reduced rent obligations. In connection with the rent reduction, the Company issued a secured promissory note (the BMR Note) for the principal amount of approximately $8.6 million to BMR Holdings, which was subsequently assigned to its affiliate BMV Direct SOTRS LP, and all previously accrued interest, unpaid rent, future rent obligations and other fees due to BMR Holdings were either rolled into the BMR Note or eliminated. In June 2015, the Company terminated the BMR Note by prepaying the outstanding principal and all accrued interest totaling $11.4 million. As of December 31, 2015, the Company does not have any debt outstanding with BMR.

As of December 31, 2015, future minimum payments on the Company’s long-term debt, including payment of principal and interest, for each year ending December 31 are as follows:

	Principal	Interest
	(in thousands)
2016	$2,758	$1,166
2017	5,863	873
2018	6,380	634

	$15,000	$2,673

9.	Warrants to Purchase Common Stock

In connection with the Company’s entry into the loan and security agreement with Hercules in June 2014, the Company issued Hercules a warrant to purchase $280,000 worth of the Company’s stock at a price per share equal to the lower of (i) lowest price per share of stock sold in the Company’s next round of private equity financing resulting in gross proceeds of at least $3.0 million prior to the closing of the Company’s initial public offering, and (ii) $8.84 per share. The warrant was initially recorded as a liability on the Company’s consolidated balance sheet at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the debt repayment period using the effective interest method. The warrant liability was revalued at each subsequent balance sheet date through December 31, 2014, with fair value changes recognized as warrant revaluation income (expense) in the accompanying condensed consolidated statements of operations. As a result of the pricing of the Company’s initial public offering on January 27, 2015, the settlement adjustment to the exercise price was effectively fixed, resulting in the warrant being exercisable for 31,674 shares (warrant amount of $280,000 divided by $8.84 per share) of the Company’s common stock. Accordingly, management concluded that the requirements for equity classification under ASC 815-40-25-10 have been met and effected a reclassification of the warrant liability of $0.3 million to equity. The warrant is exercisable at any time, in whole or in part, until five years from the date of the Company’s IPO. For the year ended December 31, 2015, the Company recorded other income of $48,000 related to the change in fair value of the warrant before equity reclassification, which was determined by using the Black-Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.32%; and no dividend yield.

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

10.	Commitments and Contingencies

The Company has an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings, for its office, research and development, and manufacturing facilities in Fremont, California. The Company entered into a fifth amendment to the lease in April 2012 which extended the lease term through March 2019 and provided a reduction in annual rents due to a potential reduction of premises from a recapturable premises clause. In June 2015, the Company entered into a sixth amendment to the lease, pursuant to which the landlord’s option to recapture a specified portion of the leased premises (comprising approximately 29,348 square feet of the approximate total 55,588 square feet of leased premises) has been suspended.

The Company records rent expense under the lease on a straight-line basis over the term of the lease. The difference between the actual lease payments and the expense recognized under the lease, along with the unamortized tenant improvement allowances, resulted in a net deferred rent liability of $45,000 and $98,000 as of December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, rent expense under operating leases was $0.6 million and $0.8 million, respectively.

As of December 31, 2015, future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows (in thousands):

2016	$626
2017	637
2018	650
2019	164

$2,077

Indemnification and Guarantees

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2015.

11.	Stockholders’ Equity

The Company’s certificate of incorporation authorizes the Company to issue 30,000,000 shares of common stock. On July 11, 2014, the Company’s board of directors and stockholders approved an amendment to the Company’s certificate of incorporation pursuant to which the Company was authorized to issue up to 100,000,000 shares of common stock and up to 5,000,000 shares of preferred stock. The amendment became effective upon the closing of the Company’s IPO in January 2015. Common stockholders are entitled to dividends if and when declared by the board of directors, subject to the rights of holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. Each share of common stock is entitled to one vote. As of December 31, 2015 and 2014, the Company had 11,966,958 shares and 5,165,123 shares of common stock issued and outstanding, respectively. No shares of preferred stock were issued as of December 31, 2015.

12.	Stock-Based Compensation

The 2012 Stock Incentive Plan

The 2012 Stock Incentive Plan (the 2012 Plan) provides for the granting of stock options and restricted stock awards to employees, directors and consultants of the Company. Options granted under the 2012 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. Options and awards under the 2012 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions as determined by the Board of Directors. In connection with the Company’s initial public offering of its common stock, the Company’s board of directors terminated the 2012 Plan effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan, provided however that the awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan.

The 2014 Equity and Incentive Plan

The 2014 Equity and Incentive Plan (the 2014 Plan) provides for the issuance of (i) cash awards and (ii) equity-based awards, denominated in shares of the Company’s common stock, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. As of December 31, 2015, the Company had reserved 1,400,000 shares of our common stock for issuance under our 2014 Plan, subject to automatic annual increases as set forth in the plan. Options and awards under the 2014 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions and the right of repurchase by the Company on unvested shares as determined by the Board of Directors. As of December 31, 2015, the Company had 858,606 shares available for grant under the 2014 Plan.

2015 Stock Option Exchange Program

In November 2015, the Company announced an option exchange program, implemented by way of a tender offer pursuant to applicable SEC rules. Under the exchange program, eligible optionholders had an opportunity to exchange eligible out-of-the-money stock options for a new stock options issued under the Company’s 2014 Equity Incentive Plan. On December 15, 2015, the Company issued new stock options to purchase an aggregate of 445,394 shares in exchange for the surrender of out-of-the-money stock options to purchase a like number of shares. The exercise price of the new option was $2.26 per share, which was the closing price of the Company’s common stock as reported by the Nasdaq Capital Market on the first business day after the expiration of the exchange offer. The new options granted to employees vest over four years, with 25% of the shares vesting on the first anniversary of the vesting start date and the remaining shares vesting in equal installments over a 36 month period. As a result of the option exchange program, the Company will recognize additional stock-based compensation expense of $0.2 million over the four year vesting period of the new stock options.

The following table summarizes option and award activity under our stock plans:

				Weighted-
				Average
			Weighted-	Remaining	Aggregate
	Shares	Outstanding	Average	Contractual	Intrinsic
	Available for	Number	Exercise	Term	Value
	Grant	of Shares	Price per Share	(in years)	(in thousands)
Balance at January 1, 2014	83,751	469,776	$1.44	7.39
Grants	(130,784)	130,784	$1.98
Exercises/vested and released	-	(27,073)	$1.40
Termination of Plan	75,734	(75,734)	$1.39

Balance at December 31, 2014	28,701	497,753	$1.59	6.77
Shares reserved under the 2014 Plan	1,400,000	-
Granted	(1,002,788)	1,002,788	$5.46
Options exercised	-	(27,017)	$1.38
Restricted stock vested and released	-	(9,000)	$-
Cancelled/forfeited/exchanged	491,573	(491,573)	$8.01
Shares expired under 2012 Plan	(58,880)	-

Balance at December 31, 2015	858,606	972,951	$2.35	7.40

Exercisable at December 31, 2015		313,057	$1.55	3.61	$254

Vested and expected to vest at December 31, 2015		905,698	$2.34	7.22	$359

The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at December 31, 2015. The Company completed its initial public offering on January 30, 2015 at a price of $11.00 per common share. As such, management believes the fair value of its common shares at December 31, 2014 closely approximated its value at its initial public offering due to the short time lapse between its fiscal year-end 2014 and the offering date.

The following summarizes the composition of stock options outstanding and exercisable as of December 31, 2015:

	Options Outstanding and Exercisable
		Weighted-
		Average
		Remaining
	Number of	Contractual
Exercise Price	Shares	Life (in years)
$1.28 - $2.26	887,650	7.24
$4.52 - $7.92	43,301	8.87
$9.01 - $9.29	42,000	9.38

$1.28 - $9.29	972,951	7.40

The weighted-average grant-date fair value of options and awards granted during the years ended December 31, 2015 and 2014 were $5.51 and $1.47, respectively. The total fair value of options and awards that vested during the years ended December 31, 2015 and 2014 were $0.2 million and $0.1 million, respectively.

Options Granted to Non-employees

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

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Research and development	$213	$76
Manufacturing	188	16
General and administrative	252	92

	$653	$184

At December 31, 2015 and 2014, the Company had $5.1 million and $0.3 million, respectively, of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.45 years.

The Company’s stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company does not have sufficient trading history to use the volatility of its own common stock. To estimate the expected term, the Company has opted to use the simplified method which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. To the extent that the actual forfeiture rate is different from this estimate, stock-based compensation expense is adjusted accordingly.

The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31,
	2015	2014
Dividend yield	0%	0%
Risk-free interest rate	1.07% – 2.01%	2.0% – 2.1%
Expected volatility	89%	89%
Expected term (years)	6.08	6.1

13.	Income Taxes

The Company has incurred cumulative net operating losses since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2015 and 2014 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2015		2014
Federal statutory tax rate	(34.00)%		(34.00)%
State statutory tax rate	(5.83)%		(5.85)%
Warrant revaluation	0.07	%	1.30	%
Stock-based compensation	0.62	%	1.29	%
Other	(1.97)%		0.05	%
Valuation allowance	41.11	%	37.21	%

	-	%	-	%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2015 and 2014, the Company had net deferred tax assets of $75.8 million and $62.2 million, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $13.7 million during the year ended December 31, 2015, and increased by approximately $5.7 million during the year ended December 31, 2014.

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Net operating loss carryforwards	$68,593	$58,360
Accruals	551	115
Deferred rent	1,540	127
Research and development credits	5,251	4,665
Other	51	314
Depreciation and amortization	(147)	(1,404)

Net deferred tax assets	75,839	62,177
Valuation allowance	(75,839)	(62,177)

	$—	$—

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $172.7 million and state net operating loss carryforwards of approximately $169.6 million. Of the total net operating loss carryforwards, approximately $26,000 for federal and $2,000 for state, related to windfall stock option deductions which, when realized, will be credited to equity. As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $146.9 million and state net operating loss carryforwards of approximately $143.8 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2026 and state net operating loss carryforwards will begin to expire in 2016.

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

In December 2015, Congress passed a tax extenders package, the Protecting Americans from Tax Hikes (PATH) Act of 2015 that permanently extended the federal R&D credit. As of December 31, 2015, the Company had federal and state research and development credit carryforwards of approximately $4.0 million and $4.0 million, respectively. As of December 31, 2014, the Company had federal and state research and development credit carryforwards of approximately $3.5 million and $3.6 million, respectively. If not utilized, the federal tax credits will begin to expire in 2026 and state tax credits currently do not expire. Utilization of the research and development credit carryforwards are also subject to the limitations as discussed above. The Company has not performed an analysis under Internal Revenue Code Section 383 and, accordingly, some or all of its research and development credit carryforwards may not be available to offset future taxable income.

The IRS and Treasury Department on September 13, 2013, released final regulations under Sections 162(a) and 263(a) on the deduction and capitalization of expenditures related to tangible personal property (the final repair regulations). The entirety of the final repair regulations apply to the Company’s taxable year beginning on or after January 1, 2014. Application of these regulations has no material impact on the Company’s consolidated financial statements.

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

The Company had approximately $1.6 million of unrecognized tax benefits as of December 31, 2015 and approximately $1.4 million of unrecognized tax benefits as of December 31, 2014. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits will reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months. A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Balance at January 1	$1,415	$1,359
Increase related to prior year tax positions	—	—
Increase related to current year tax positions	167	56

Balance at December 31	$1,582	$1,415

Interest and penalty related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2015 and 2014, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

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

15.	Subsequent Event

On March 24, 2016, the Company consolidated its operations with the primary focus on continued rapid development of ZP-Triptan. The restructuring included a workforce reduction of 24 employees, representing approximately 38% of the Company’s total workforce.

The aggregate projected restructuring charges represent one-time termination benefits, comprised principally of severance, benefit continuation costs, outplacement services and non-cash stock-based compensation expense associated with the elimination of certain positions. The majority of these charges are expected to be recognized in the first half of 2016. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation	8-K	2/3/2015	3.1

3.2	Amended and Restated Bylaws of Zosano Pharma Corporation	8-K	2/3/2015	3.2

4.1	Specimen certificate evidencing shares of common stock of Zosano Pharma Corporation	S-1/A	7/25/2014	4.1

10.1+	Collaboration, Development and License Agreement, dated January 31, 2014, between Zosano Pharma, Inc. and Novo Nordisk A/S	S-1	6/24/2014	10.1

10.2	Notice of Termination, dated January 27, 2014, of the Amended and Restated License Agreement dated as of April 1, 2012 among Zosano Pharma, Inc. and Asahi Kasei Pharma Corporation	S-1	6/24/2014	10.2

10.3	Letter Amendment to Intellectual Property License Agreement, dated February 22, 2011 between ALZA Corporation and Zosano Pharma, Inc.	S-1	6/24/2014	10.3

10.4+	Intellectual Property License Agreement, dated as of October 5, 2006, between ALZA Corporation and The Macroflux Corporation	S-1/A	7/17/2014	10.4

10.5	Lease Agreement, dated May 1, 2007, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.9

10.6	First Amendment to Lease, dated June 20, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.10

10.7	Second Amendment to Lease, dated October 16, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.11

10.8	Third Amendment to Lease, dated April 29, 2011, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.12

10.9	Fourth Amendment to Lease, dated July 31, 2011, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.13

10.10	Fifth Amendment to Lease, dated April 1, 2012, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.14

10.11	Sixth Amendment to Lease, dated as of June 24, 2015, between ZP Opco, Inc. and BMR-34790 Ardentech Court LP	8-K	6/29/2015	10.5

10.12	Form of Indemnification Agreement for directors associated with an Investment Fund	S-1	6/24/2014	10.15

10.13	Form of Indemnification Agreement for directors not associated with an Investment Fund	S-1	6/24/2014	10.16

10.14	Loan and Security Agreement, dated as of June 3, 2014, between Zosano Pharma, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.20

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

10.15	First Amendment to Loan and Security Agreement, dated as of June 23, 2015, between ZP Opco, Inc., Hercules Technology Growth Capital, Inc. and Hercules Capital Funding Trust 2014-1	8-K	6/29/2015	10.1

10.16	Joinder Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.21

10.17	Supplement to Joinder Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation, Hercules Technology Growth Capital, Inc. and Hercules Capital Funding Trust 2014-1	8-K	6/29/2015	10.2

10.18	ZP Holdings, Inc. Pledge Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.22

10.19	Warrant Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.34

10.20	First Amendment to Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc.	8-K	6/29/2015	10.4

10.21	Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc.	8-K	6/29/2015	10.3

10.22#	Employment Letter Agreement, dated May 11, 2012, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona	S-1	6/24/2014	10.25

10.23#	Amendment to Employment Letter Agreement, dated January 6, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona	S-1	6/24/2014	10.24

10.24#	Amendment No. 2 to Employment Letter Agreement, dated January 16, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona	S-1	6/24/2014	10.23

10.25#	Amendment No. 3 to Employment Letter Agreement, dated May 29, 2015, among ZP Opco, Inc., Zosano Pharma Corporation and Peter Daddona	10-Q	8/13/2015	10.1

	Scientific Advisory Agreement, dated December 31, 2015, by and among Zosano Pharma Corporation, ZP Opco, Inc. and Peter Daddona	8-K	12/31/2015	10.1

10.26#	Employment Letter Agreement, dated May 11, 2012, among Zosano Pharma, Inc., ZP Holdings, Inc. and Vikram Lamba	S-1	6/24/2014	10.27

10.27#	Amendment to Employment Letter Agreement, dated December 17, 2013, among Zosano Pharma, Inc., ZP Holdings, Inc. and Vikram Lamba	S-1	6/24/2014	10.26

10.28#	Employment Letter Agreement, dated April 30, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and Winnie Tso	S-1	6/24/2014	10.17

10.29#	Employment Letter Agreement, dated September 7, 2015, among Zosano Pharma Inc., ZP Holding Inc. and Konstantinos Alataris				X

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

10.30#	Amended and Restated Employer Letter Agreement, dated February 3, 2016, among Zosano Pharma Corporation, ZP Opco, Inc. and Konstantinos Alataris	8-K	03/16/2016	10.1

10.31	Independent Director Agreement, dated as of March 28, 2013, between ZP Holdings, Inc. and Kleanthis G. Xanthopoulos	S-1	6/24/2014	10.29

10.32	Letter Amendment to Independent Director Agreement, dated July 15, 2013, between ZP Holdings, Inc. and Kleanthis G. Xanthopoulos	S-1	6/24/2014	10.28

10.33#	ZP Holdings, Inc. 2012 Stock Incentive Plan	S-1	6/24/2014	10.30

10.34#	Form of Incentive Stock Option under ZP Holdings, Inc. 2012 Stock Incentive Plan	S-1	6/24/2014	10.31

10.35#	Form of Non-Statutory Stock Option under ZP Holdings, Inc. 2012 Stock Incentive Plan	S-1	6/24/2014	10.32

10.36#	ZP Holdings, Inc. 2014 Equity and Incentive Plan	S-1	6/24/2014	10.33

10.37#	Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan	10-K	3/26/2015	10.33

10.38	Note Purchase Agreement, dated as of September 9, 2013, among ZP Holdings, Inc., BMV Direct SO LP, BMV Direct SOTRS LP, New Enterprise Associates 12, Limited Partnership, ProQuest Investments IV, L.P. and ProQuest Management LLC	S-1	6/24/2014	4.2

10.39	Form of Subordinated Convertible Promissory Note dated September 9, 2013	S-1	6/24/2014	4.3

10.40	First Amendment, dated as of June 3, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated September 9, 2013	S-1	6/24/2014	4.8

10.41	Second Amendment, dated as of September 4, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated September 9, 2013	S-1/A	12/10/2014	4.10

10.42	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BMV Direct SO LP, New Enterprise Associates 12, Limited Partnership, ProQuest Investments IV, L.P., ProQuest Management LLC, Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.36

10.43	Note Purchase Agreement, dated as of February 26, 2014, among ZP Holdings, Inc., BMV Direct SO LP, BMV Direct SOTRS LP and New Enterprise Associates 12, Limited Partnership	S-1	6/24/2014	4.4

10.44	Form of Subordinated Convertible Promissory Note dated February 26, 2014	S-1	6/24/2014	4.5

10.45	First Amendment, dated as of June 3, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated February 26, 2014	S-1	6/24/2014	4.9

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

10.46	Second Amendment, dated as of September 4, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated February 26, 2014	S-1/A	12/10/2014	4.11

10.47	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BMV Direct SO LP, New Enterprise Associates 12, Limited Partnership, Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.37

10.48	Note Purchase Agreement, dated as of December 2, 2014, among Zosano Pharma Corporation, BMV Direct SOTRS LP and New Enterprise Associates 12, Limited Partnership	S-1/A	12/10/2014	4.12

10.49	Form of Subordinated Convertible Promissory Note dated December 2, 2014	S-1/A	12/10/2014	4.13

10.50	Subordination Agreement, dated as of December 2, 2014, among BMV Direct SOTRS LP, New Enterprise Associates 12, Limited Partnership, ZP Opco, Inc., Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc.	S-1/A	12/10/2014	10.40

10.51	Letter Agreement, dated January 9, 2015, regarding Subordinated Convertible Promissory Notes dated September 9, 2013, February 26, 2014 and December 2, 2014	S-1/A	1/9/2015	4.14

10.52	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BioMed Realty Holdings, Inc., Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.35

10.53	Independent Director Agreement, dated as June 23, 2014, between Zosano Pharma Corporation and Troy Wilson	S-1	6/24/2014	10.39

10.54+	Collaboration, Development and License Agreement, dated as of November 21, 2014, between ZP Opco, Inc. and Eli Lilly and Company	S-1/A	12/10/2014 and 1/20/2015	10.41

10.55	Amendment No. 1 to Collaboration, Development and License Agreement, dated as of August 11, 2015, between ZP Opco, Inc. and Eli Lilly and Company	8-K	8/17/2015	10.1

10.56	Common Stock Purchase Agreement, dated as of November 21, 2014, between Zosano Pharma Corporation and Eli Lilly and Company	S-1/A	12/10/2014	10.42

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, as required by rules 13a-14(a) and 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).				X

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

+	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission
#	Management contract or compensatory plan or arrangement
*

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.