Form 10-Q
period 2016-03-31
Zosano Pharma Corp
filed 2016-05-12
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 2, 2016, the registrant had a total of 12,012,548 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2016	December 31, 2015
	(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$6,561	$6,646
Interest receivable	73	101
Short-term investments in marketable securities	21,807	30,287
Prepaid expenses and other current assets	1,456	237

Total current assets	29,897	37,271
Restricted cash	35	35
Property and equipment, net	7,242	7,660
Other long-term assets	373	371

Total assets	$37,547	$45,337

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y (D E F I C I T)
Current liabilities:
Accounts payable	$1,403	$1,209
Accrued compensation	1,402	1,275
Secured promissory note, current portion (net of issuance cost and including accrued interest)	4,793	3,360
Other accrued liabilities	637	1,036

Total current liabilities	8,235	6,880
Deferred rent	50	45
Secured promissory note, net of issuance cost (including accrued interest)	10,522	11,910

Total liabilities	18,807	18,835
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000 shares authorized as of March 31, 2016 and December 31, 2015; 11,968 shares and 11,967 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	193,752	193,438
Accumulated deficit	(175,006)	(166,891)
Accumulated other comprehensive loss	(7)	(46)

Stockholders’ equity (deficit)	18,740	26,502

Total liabilities and stockholders’ equity	$37,547	$45,337

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue:
License fees revenue	$—	$102
Collaborative development support services	—	116

Total revenue	—	218

Operating expenses:
Research and development	5,622	3,070
General and administrative	2,176	1,299

Total operating expenses	7,798	4,369

Loss from operations	(7,798)	(4,151)
Other income (expense):
Interest expense, net	(316)	(492)
Other income (expense)	(1)	12
Warrant revaluation income	—	48

Net loss	(8,115)	(4,583)
Other comprehensive gain:
Unrealized holding gain on marketable securities, net of tax effect	39	—

Comprehensive loss	$(8,076)	$(4,583)

Net loss per common share – basic and diluted	$(0.68)	$(0.47)

Weighted-average shares used in computing net loss per common share – basic and diluted	11,967	9,786

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,115)	$(4,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	622	633
Stock-based compensation	312	29
Amortization of debt (premium) issuance cost	(8)	25
Accretion of interest payment	112	351
Revaluation of warrants to fair value	—	(48)
Deferred rent	5	(68)
Change in operating assets and liabilities:
Accounts receivable	—	(31)
Interest receivable	28	—
Prepaid expenses and other assets	(1,219)	(422)
Accounts payable	195	135
Accrued compensation and other accrued liabilities	(272)	(1,346)
Deferred revenue	—	(102)

Net cash flow used in operating activities	(8,340)	(5,427)

Cash flow from investing activities:
Purchase of property and equipment	(204)	(59)
Proceeds from maturities of investments in marketable securities	8,460	—
Increase in other investment	(2)	(8)

Net cash flow provided by (used in) investing activities	8,254	(67)

Cash flow from financing activities:
Proceeds from initial public offering of securities, net of underwriting commissions and discounts	—	47,140
Payment of deferred offering costs	—	(1,072)
Proceeds from a private placement concurrent with the initial public offering, net of private placement fee	—	14,475
Proceeds from exercise of stock options and issuance of common stock	1	2
Repayment of loan principal	—	(348)

Net cash flow provided by financing activities	1	60,197

Net (decrease) increase in cash and cash equivalents	(85)	54,703
Cash and cash equivalents at beginning of period	6,646	1,214

Cash and cash equivalents at end of period	$6,561	$55,917

Supplemental cash flow information:
Interest paid	$301	$118
Non-cash investing and financing activities:
Conversion of debt to common stock	$—	$7,407
Accrued deferred offering cost	$—	$290
Reclassification of warrant liability to equity	$—	$252

The accompanying notes are an integral part of these consolidated financial statements.

Zosano Pharma Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016

1.	Organization

The Company

Zosano Pharma Corporation and subsidiaries (the Company) is a clinical stage specialty pharmaceutical company with proprietary technology for dermal delivery of drugs for the treatment of a variety of indications. Our transdermal technology offers rapid onset, consistent drug delivery, improved ease of use and room-temperature stability, benefits that we believe would provide a potentially favorable alternative to using oral formulations or injections.

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

The Company has two wholly owned subsidiaries as of March 31, 2016: ZP Opco, Inc. (Opco), through which the Company conducts its primary research and development activities, and ZP Group LLC, originally a joint venture with Asahi Kasei Pharmaceuticals USA (Asahi). The joint venture ceased operations in December 2013.

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

Concurrent Private Placement

On January 30, 2015, the Company issued and sold 1,363,636 shares of its common stock to Eli Lilly and Company (Lilly) in a private placement pursuant to a common stock purchase agreement dated November 21, 2014 between the Company and Lilly and received net proceeds of $14.5 million, after underwriting discounts. The closing of this private placement took place concurrently with the Company’s initial public offering. As of March 31, 2016, Lilly beneficially owned more than 11% of the Company’s outstanding common stock.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of March 31, 2016, and the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 are also unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Liquidity

The Company has incurred significant operating losses and had an accumulated deficit of $175.0 million as of March 31, 2016. The Company has financed its operations primarily through sale of equity securities, debt financing and payments received under its former licensing and collaboration agreements with pharmaceutical companies. To date, none of the Company’s product candidates have been approved for sale.

The Company will continue to require additional financing to develop our product candidates and fund operating losses. Management intends to seek funds through equity or debt financings, collaborative or other arrangements with corporate partners, or through other sources of financing. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all. There can be no assurance that the Company will be successful in raising capital, or that any needed financing will be available in the future at terms acceptable to the Company.

Consolidation

The consolidated financial statements include the accounts of Zosano Pharma Corporation, ZP Opco, Inc., and ZP Group LLC post-termination of the joint venture. Intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’ s Annual Report on Form 10-K for the year ended December 31, 2015. Below are those policies with current period updates:

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

For the three months ended March 31, 2016, the Company incurred research and development costs of approximately $2.7 million in connection with the Company’s research and development efforts and approximately $2.9 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates. For the three months ended March 31, 2015, the Company incurred research and development costs of approximately $0.1 million in support of the Company’s collaborative development services, approximately $1.4 million in connection with the Company’s research and development efforts, and approximately $1.6 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidates.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and other comprehensive loss. The only component of the Company’s other comprehensive loss is the unrealized losses on the Company’s marketable securities. Comprehensive loss is included in the Company’s consolidated statements of operations and comprehensive loss for all periods presented.

Net Loss Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted- average number of common shares outstanding during the period, without consideration for potential dilutive common stock equivalents. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible promissory notes, warrants and options to purchase common stock are considered potential dilutive common stock equivalents. For the three months ended March 31, 2016 and 2015, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	March 31,
	2016	2015
	(unaudited; in shares)
Warrants to purchase common stock	72,379	31,674
Options to purchase common stock	1,383,319	496,659

	1,455,698	528,333

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment. The new guidance simplifies several aspects of accounting for share-based payment transactions, including the classification of awards as either equity or liabilities, classification on the statement of cash flows, and income tax consequences. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016. The company is currently evaluating the impact of this accounting standard.

3.	Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash, cash equivalents, and marketable securities investments for each of the periods presented:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(unaudited; in thousands)
Cash in bank	$3,335	$—	$—	$3,335
Money market funds	3,226	—	—	3,226
Certificates of deposit (restricted)	35	—	—	35
Certificates of deposit	4,080	—	—	4,080
Corporate bonds	9,206	—	(3)	9,203
U.S. government agency bonds	8,527	—	(3)	8,524

	$28,409	$—	$(6)	$28,403

Classified as:
Cash and cash equivalent				$6,561
Restricted cash				35
Short-term investments in marketable securities				21,807

				$28,403

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(unaudited; in thousands)
Cash in bank	$2,997	$—	$—	$2,997
Money market funds	3,649	—	—	3,649
Certificates of deposit (restricted)	35	—	—	35
Certificates of deposit	5,040	—	(4)	5,036
Corporate bonds	11,749	—	(22)	11,727
U.S. government agency bonds	13,544	—	(20)	13,524

	$37,014	$—	$(46)	$36,968

Classified as:
Cash and cash equivalent				$6,646
Restricted cash				35
Short-term investments in marketable securities				30,287

				$36,968

For the three months ended March 31, 2016, there were no realized gains and losses on available-for-sale securities. As of March 31, 2016, the maximum contractual maturity of the Company’s available-for-sale investments was within 9 months. The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on its available-for-sale investments as of March 31, 2016 were temporary in nature.

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

The following tables set forth the fair value of the Company’s financial instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level I	Level II	Level III	Total
	(unaudited; in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$—	$—	$35
Money market funds	3,226	—	—	3,226
Certificates of deposit	—	4,080	—	4,080
Corporate bonds	—	9,203	—	9,203
U.S. government agency bonds	—	8,524	—	8,524

Total financial assets	$3,261	$21,807	$—	$25,068

	December 31, 2015
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Certificates of deposit (restricted cash)	$35	$—	$—	$35
Money market funds	3,649	—	—	3,649
Certificates of deposit	—	5,036	—	5,036
Corporate bonds	—	11,727	—	11,727
U.S. government agency bonds	—	13,524	—	13,524

Total financial assets	$3,684	$30,287	$—	$33,971

5.	Property and Equipment

The following summarizes the Company’s property and equipment as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Laboratory and office equipment	$1,112	$1,112
Manufacturing equipment	10,838	10,730
Computer equipment and software	297	229
Leasehold improvements	15,541	15,534
Construction in progress	2,087	2,066

	29,875	29,671
Less: accumulated depreciation	(22,633)	(22,011)

	$7,242	$7,660

Depreciation and amortization expense was approximately $0.6 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

6.	Research and Development Collaboration and License Agreements

Former Collaboration Agreement with Novo Nordisk

Pursuant to a collaboration agreement with Novo Nordisk dated January 31, 2014 related to the development of a transdermal presentation of select Novo Nordisk glucagon-like peptide-1 (GLP-1) analogues, the Company received a non-refundable upfront payment of $1.0 million. The Company evaluated the upfront payment for the license of its technology under the collaboration agreement and determined that the license does not have standalone value apart from the development support services. Accordingly, the license and the development support services are combined as one unit of accounting, and the upfront payment is recorded as deferred revenue in the consolidated balance sheet and recognized as revenue over the performance period that is consistent with the term of performance obligations under the specified feasibility study plan. As of December 31, 2015, all deferred revenue related to the non-refundable upfront payment has been recognized as license fees revenue. In July 2015, the Company announced that Novo Nordisk had notified the Company of its intention to discontinue the collaboration agreement. The termination became effective on October 27, 2015, and all technology rights licensed to Novo Nordisk related to the field of GLP-1 products reverted to the Company. The collaboration with Novo Nordisk is no longer a source of revenue for the Company.

Revenue from the reimbursement of research and development and out-of-pocket expenses was recognized as the related services were performed under the collaboration agreement on a time and material basis. For the three months ended March 31, 2016, no service revenue pursuant to the Novo Nordisk collaboration agreement was recognized. For the three months ended March 31, 2015, the Company recognized $46,000 as service revenue pursuant to the Novo Nordisk collaboration agreement. The corresponding cost of service revenue was recorded as research and development expense in the consolidated statements of operations. The Company did not record cost of collaboration service revenue for the three months ended March 31, 2016 in connection with the Novo Nordisk collaboration agreement. For the three months ended March 31, 2015, the Company recorded $53,000 as cost of collaboration service revenue in connection with the Novo Nordisk collaboration agreement.

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

The following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs, as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Principal amount	$15,000	$15,000
Less: unamortized debt issuance costs	(78)	(91)
unamortized fair value of free standing warrant	(140)	(163)
Plus: unamortized fair value debt premium	266	310
accrued terminal interest	164	111
accrued interest	103	103

Long-term debt, net of unamortized debt issuance cost and premium	$15,315	$15,270

Previous Secured Financing with BMR

In connection with the recapitalization of the Company in April 2012, the Company renegotiated its lease agreement with its landlord, BioMed Realty Holdings, Inc. and affiliates (BMR Holdings), to include reduced rent obligations. In connection with the rent reduction, the Company issued a secured promissory note (the BMR Note) for the principal amount of approximately $8.6 million to BMR Holdings in 2012, which was subsequently assigned to its affiliate BMV Direct SOTRS LP, and all previously accrued interest, unpaid rent, future rent obligations and other fees due to BMR Holdings were either rolled into the BMR Note or eliminated. In June 2015, the Company terminated the BMR Note by prepaying the outstanding principal and all accrued interest totaling $11.4 million. As of March 31, 2016 and December 31, 2015, the Company does not have any debt outstanding with BMR.

For the three months ended March 31, 2016 and 2015, interest expense on the Company’s related party note payable and long-term secured promissory notes was $0.3 million and $0.4 million, respectively.

8.	Warrant to Purchase Common Stock

In connection with the Company’s entry into the loan and security agreement with Hercules in June 2014, the Company issued Hercules a warrant to purchase $280,000 worth of the Company’s stock at a price per share equal to the lower of (i) lowest price per share of stock sold in the Company’s next round of private equity financing resulting in gross proceeds of at least $3.0 million prior to the closing of the Company’s initial public offering, and (ii) $8.84 per share. The warrant was initially recorded on the Company’s consolidated balance sheet at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the debt repayment period using the effective interest method. As a result of the pricing of the Company’s initial public offering on January 27, 2015, the settlement adjustment to the exercise price was effectively fixed, resulting in the warrant being exercisable for 31,674 shares (warrant amount of $280,000 divided by $8.84 per share) of the Company’s common stock. Accordingly, management concluded that the requirements for equity classification under ASC 815-40-25-10 have been met and effected a reclassification of the warrant liability of $0.3 million to equity. The warrant is exercisable at any time, in whole or in part, until five years from the date of the Company’s IPO. For the three months ended March 31, 2015, the Company recorded other income of $48,000 related to the change in fair value of the warrant before equity reclassification, which was determined by using the Black-Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.32%; and no dividend yield.

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

The Company has an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings, for its office, research and development, and manufacturing facilities in Fremont, California. In April 2012, the Company amended the lease agreement to reduce future rent obligations with a new lease term of seven years in exchange for a potential reduction of premises from a recapturable premises clause. In June 2015, the Company entered into another amendment to the lease, pursuant to which BMR-34790 Ardentech Court LP’s option to recapture a specified portion of the leased premises (comprising approximately 29,348 square feet of the approximate total 55,588 square feet of leased premises) has been suspended. The Company had the option until December 31, 2015 to extend the term of the lease. As of December 31, 2015, the Company did not exercise this option and as a result, the terms of the previous amendment entered in April 2012 remain in effect.

For the three months ended March 31, 2016 and 2015, rental expense under operating leases was $0.2 million and $0.2 million, respectively.

As of March 31, 2016 future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows (in thousands):

Total
2016	$476
2017	634
2018	650
2019	164

$1,924

10.	Stock-Based Compensation

The Company has reserved 1.4 million shares of common stock for issuance under the Company’s 2014 Equity and Incentive Plan (the 2014 Plan). In connection with the Company’s initial public offering of its common stock in January 2015, the Company’s board of directors terminated the Company’s 2012 Stock Incentive Plan (the 2012 Plan) effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan. However, the awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan.

The following table summarizes option and award activity and related information under the 2012 Plan and 2014 Plan combined:

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2015	858,606	972,951	$2.35	7.40
Granted (unaudited)	(523,650)	523,650	$2.48
Options exercised (unaudited)	—	(937)	$1.28
Cancelled/forfeited (unaudited)	112,345	(112,345)	$2.98
Shares expired under 2012 Plan (unaudited)	(9,596)	—	$—

Balance at March 31, 2016 (unaudited)	437,705	1,383,319	$2.35	7.44	$366

Exercisable at March 31, 2016 (unaudited)		368,008	$—	2.89	$292

Vested and expected to vest at March 31, 2016 (unaudited)		1,294,189	$—	7.34	$364

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing market value of the Company’s common stock as reported on NASDAQ as of March 31, 2016.

The following summarizes the composition of stock options outstanding and exercisable as of March 31, 2016 (unaudited):

	Options Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (in years)
$1.28 - $1.54	401,723	1.43
$2.26 - $4.52	943,346	2.46
$9.05 - $9.29	38,250	9.26

	1,383,319

On March 29, 2016, the Board of Directors of the Company approved the grant of certain performance-based stock options to employees of the Company for a total of 165,400 option shares with an aggregate grant date fair value of approximately $0.3 million. The company accounted for these performance-based stock options in accordance with the provisions under ASC 718 and recognized compensation expense when the performance conditions are probable of achievement.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended March 31,
	2016	2015
	(unaudited; in thousands)
Research and development	$139	$11
General and administrative	173	18

Total stock-based compensation expense	$312	$29

As of March 31, 2016, the Company had $3.1 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.77 years.

The Company uses the Black-Scholes model for valuing its options and awards granted to employees and non-employees. Stock-based compensation in connection with non-employee grants was immaterial for the three months ended March 31, 2016 and 2015. The following table illustrates the input assumptions used to value employee stock option grants for the three months ended March 31, 2016 and 2015 (unaudited):

	For three months ended March 31,
	2016	2015(1)
Dividend yield	0%	—
Risk-free interest rate	1.97%	—
Expected volatility	89%	—
Expected term (years)	6.08	—

(1)	No options were granted in the three months ended March 31, 2015.

11.	Termination and Restructuring Charges

In January 2016, the Company terminated the employment of its Chief Executive Officer (CEO). Pursuant to the terms of his employment agreement, the Company is obligated to its former CEO for certain severance payments, continuation of benefits, and acceleration of vesting of all of his outstanding unvested stock options. The Company recorded a liability and an expense of approximately $0.4 million for the postemployment benefits provided to its former CEO during the three months ended March 31, 2016. In addition, the Company recorded a stock-based compensation expense of approximately $16,000 in the three months period ended March 31, 2016 related to the acceleration of vesting of the former CEO’s stock options.

In March 2016, the Company consolidated its operations with the primary focus on continued development of ZP-Triptan. The restructuring included a workforce reduction of 24 employees, representing approximately 38% of the Company’s total workforce. In accordance with ASC 420, Exit or Disposal Cost Obligations, the aggregate restructuring charges of approximately $0.5 million represent one-time termination benefits, comprised principally of severance, benefit continuation costs, outplacement services. For the three months ended March 31, 2016, approximately $0.5 million was recorded as a liability and an expense in the Company’s financial statements. In addition, the Company recorded a stock-based compensation expense of approximately $5,000 in the three months period ended March 31, 2016 on the acceleration of vesting of certain stock options related to the elimination of certain senior positions in connection with the workforce reduction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on March 29, 2016. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a clinical stage specialty pharmaceutical company with a proprietary technology for dermal delivery of drugs for the treatment of a variety of indications. Our transdermal technology offers rapid onset, consistent drug delivery, improved ease of use and room-temperature stability, benefits that we believe would provide a potentially favorable alternative to using oral formulations or injections. Our transdermal technology has the potential to deliver numerous medications for a wide variety of indications in commercially attractive markets. By focusing our development efforts on the delivery of established molecules with known safety and efficacy and premium pricing, we plan to reduce our clinical and regulatory risk and development costs and accelerate our time to commercialization.

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

ZP-Triptan is our proprietary formulation of zolmitriptan, one of a class of serotonin receptor agonists known as triptans indicated for the acute treatment of migraine. In November 2015, we announced positive results from our Phase 1 clinical trial of our ZP-Triptan patch, which was conducted in healthy human subjects in Australia. The Phase 1 results demonstrated the fast absorption of ZP-Triptan that is a characteristic of our microneedle patch and applicator system, which we believe can potentially translate to fast pain relief.

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

Recent Developments

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

In our Phase 1 pharmacokinetic study, ZP-Triptan demonstrated rapid absorption and reduced metabolism to the active metabolite with the lowered potential for drug-drug interactions and adverse events via a method that does not depend on gastrointestinal absorption or the discomfort of an injection. We believe that the pharmacokinetic and tolerability results in healthy volunteers illustrate that our ZP-Triptan microneedle patch system could provide considerable clinical advantages over zolmitriptan tablets in the treatment of acute migraine.

Planned Pivotal Efficacy and Safety Trials

We plan to submit an Investigational New Drug, or IND, application for ZP-Triptan to the FDA in the second quarter of 2016. Thereafter, we plan to sponsor clinical studies in the U.S. to evaluate the effectiveness and safety of ZP-Triptan, when used for the acute treatment of migraine.

The first planned study is a multicenter, randomized, placebo-controlled efficacy study comparing three doses of ZP-Triptan (1.0 mg, 1.9 mg, and 3.8 mg) to placebo for the treatment of a single migraine attack. We intend to enroll 360 subjects at approximately 35 centers across the United States in this efficacy study. The primary endpoint for the study are those defined in the October 2014 FDA Draft Guidance – “Migraine: Developing Drugs for Acute Treatment,” as pain and most bothersome symptom freedom at two (2) hours post-dosing. Secondary endpoints are pain relief measured at 15 minutes, 30 minutes and 2 hours, photophobia free at 2 hours, and nausea free at 2 hours. Subjects will record their migraine symptoms in a patient diary, prior to treatment and at varying intervals following treatment, out to 48 hours. Safety will be assessed by adverse events reported and other standard safety measures.

The planned safety study, subject to additional funding, will follow after the completion of the efficacy study upon confirming the commercial dose selection. Per FDA guidance the safety study is designed to enroll a total of 250 subjects, who historically had experienced two to eight migraines per month, to ensure 150 subjects completed at six months and 50 subjects completed at 12 months. The safety study is planned to be an open-label study with visits at one, three, six, nine and 12 month intervals to record adverse events. The primary objective of the safety study is to measure adverse events and local tolerability during repeated administration. Other endpoints are electrocardiography, or ECG, and laboratory parameters, as well as percentage of headaches with pain-free response.

While we are considering pursuing clinical development of our ZP-Triptan product candidate to a meaningful milestone, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the consolidated financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our condensed consolidated statements of operations and comprehensive loss, liquidity and financial condition.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2016, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Financial Operations Overview

As of March 31, 2016, we had an accumulated deficit of approximately $175.0 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional collaboration revenue in the future. Our collaboration agreements with Lilly and Novo Nordisk have been terminated.

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

Revenue

Our revenue to date has been generated primarily from non-refundable license fee payments and reimbursements for research and development expenses under our former collaboration and license agreements with strategic partners. We do not currently have any revenue generating collaboration and license agreements.

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

For the immediate future, our research and development efforts and resources will be focused primarily on advancing our product candidate ZP-Triptan through clinical development. While we are planning to pursue clinical development of our ZP-Triptan product candidate to a meaningful milestone, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates, such as ZP-PTH and ZP-Glucagon. As a result, we expect research and development expenses related to programs other than ZP-Triptan to decline, beginning the second quarter of 2016. We cannot forecast with any degree of certainty which of our product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and administrative expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, rent and other general operating expenses not otherwise included in research and development.

Other expenses

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our short-term borrowings and long-term debt and the amortization of debt discount and issuance costs. Interest expense for the three months ended March 31, 2016 reflects accrued and paid interest related to the term loan with Hercules Technology Growth Capital, Inc., or Hercules, and the related amortization of debt discount and issuance costs. Interest expense for the three months March 31, 2015 reflects accrued interest on both the related parties convertible promissory notes issued in September 2013, February 2014 and December 2014, and the April 2012 secured promissory note payable to BMV Direct SOTRS LP, one of our largest stockholders, as well as accrued and paid interest related to the term loan with Hercules and the related amortization of debt discount and issuance costs.

Warrant revaluation. Warrant revaluation income or expense resulted from the re-measurement of our common stock warrant liability issued in connection with the Hercules loan. We record changes to the fair value of the common stock warrants as income or loss at each balance sheet date until they are exercised, reclassified, expire or converted into shares of our common stock. The warrant was reclassified to permanent equity in accordance with ASC 815-40-25-10 in the first quarter 2015. For the three months ended March 31, 2016 and 2015, we recorded an income of zero and $48,000, respectively, reflecting the change in fair value of the warrant liability before the liability was reclassified to equity.

Other income (expense). Other income or expense consists of certain miscellaneous income or expenses that are not included in other categories of the consolidated statement of operations.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(In thousands)
Revenue
License fee revenue	$—	$102	$(102)	-100%
Collaborative development support services	—	116	(116)	-100%

Total revenue	$—	$218	$(218)	-100%

Total revenue decreased $0.1 million, or 100%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease was due to the completion of feasibility study and conclusion of work under the collaboration agreement with Novo Nordisk terminated in 2015.

Research and development expenses

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(In thousands)
Research and development	$5,622	$3,070	$2,552	83%

Research and development expenses increased $2.6 million, or 83%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was primarily driven by an approximately $1.2 million increase in manufacturing personnel cost in connection with the production of clinical trial materials, approximately $0.5 million on one-time termination benefits provided to former employees in connection with a workforce reduction program associated with our strategic realignment, and approximately $0.8 million on ZP-Triptan efficacy study start-up preparation and certain preclinical studies related to the submission of an Investigational New Drug, or IND, application on ZP-Triptan.

General and administrative expenses

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(In thousands)
General and administrative	$2,176	$1,299	$877	68%

General and administrative expenses increased $0.9 million, or 68%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was primarily due to approximately $0.5 million related to compliance, infrastructure and insurance expenses to support our operations as a public company and approximately $0.4 million of postemployment benefits provided to our former CEO.

	Three Months Ended March 31,		Change
	2016	2015	Amount	%
	(In thousands)
Interest expense, net	$(316)	$(492)	$176	36%
Warrant revaluation income	—	48	(48)	-100%
Other (expense) income	(1)	12	(13)	-108%

Interest expense, net, decreased $0.2 million, or 36%, for the three months ended March 31, 2016 as compared to the same period in 2015. The decrease in interest expense was primarily due to savings from the restructuring of our term loan with Hercules in June 2015 at a lower interest rate.

Warrant revaluation income for the three months ended March 31, 2015 resulted from the re-measurement of the fair value of our common stock warrant liability issued in connection with the Hercules loan in June 2014.

For the three months ended March 31, 2016, we recorded other expense of approximately $1,000 as compared to other income of approximately $12,000 for the same period in 2015. Other income for the three months ended March 31, 2015 primarily consisted of reimbursements from an insurance claim related to water damage to our facility in Fremont, California in October 2014.

Liquidity and Capital Resources

We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of March 31, 2016, had an accumulated deficit of $175.0 million. We expect to incur additional losses in the future to conduct research and development on our product candidates and to conduct pre-commercialization manufacturing activities.

Since our inception in October 2006 to our initial public offering in January 2015, we have funded our operations primarily through private placements of our preferred stock, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. On January 30, 2015, we completed our initial public offering, in which we issued 4,500,000 shares of our common stock at a price of $11.00 per share, resulting in net proceeds of approximately $44.2 million, after deducting underwriting discounts and commissions and payment of offering expenses. Concurrent with the closing of our initial public offering on January 30, 2015, we issued and sold an additional 1,363,636 shares of our common stock to Lilly in a separate private placement for net proceeds of $14.5 million, after deducting a private placement fee. On February 27, 2015, we issued and sold an additional 110,000 shares of our common stock at a price of $11.00 per share pursuant to the partial exercise of the overallotment option granted to the underwriters in our initial public offering, resulting in net proceeds to us of approximately $1.1 million after deducting underwriting discounts and commissions.

As of March 31, 2016, we had approximately $28.4 million in cash, cash equivalents and marketable securities. We believe our existing cash, cash equivalents and marketable securities will be sufficient to sustain operations for the next 12 months based on our existing business plan and enable us to complete the pivotal efficacy study as currently planned.

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

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(8,340)	$(5,427)
Investing activities	8,254	(67)
Financing activities	1	60,197

Net increase (decrease) in cash and cash equivalents	$(85)	$54,703

Operating Cash Flow: Net cash used in operating activities was approximately $8.3 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used during the first three months of 2016 was primarily due to personnel costs related to the manufacturing of our ZP-Triptan clinical trial materials, preclinical studies costs, certain termination benefits paid to a former executive, cost associated with our workforce reduction in March 2016, professional fees and administrative expenses incurred in the course of our continuing operations. Net cash used during the first three months of 2015 was primarily the result of clinical and non-clinical costs, personnel costs related to the rehiring of key personnel with critical manufacturing know-how who were terminated upon the termination of our joint venture with Asahi Kasei Pharmaceuticals USA in ZP Group LLC and executive hiring, professional fees and administrative expenses incurred in the course of our continuing operations.

Investing Cash Flow: Net cash provided by investing activities was approximately $8.3 million for the three months ended March 31, 2016, as compared to net cash used in investing activities of approximately $67,000 the same period in 2015. Net cash provided by investing activities during the first three months of 2016 was primarily the result of the maturity of certain marketable securities in our investment portfolio. Net cash used in investing activities during the first three months of 2015 included the purchase of lab equipment to support our research and development efforts.

Financing Cash Flow: Net cash provided by financing activities was approximately $1,000 and $60.2 million for the three months ended March 31, 2016 and 2015, respectively. Net cash generated by financing activities during first three months of 2016 was due to proceeds from stock option exercise. Net cash generated by financing activities during first three months of 2015 included approximately $60.0 million of net proceeds from our initial public offering of securities and concurrent private placement with Lilly.

Contractual Obligations and Commitments

Our main contractual obligations as of March 31, 2016 consist of operating leases of approximately $1.9 million and long-term debt obligations of approximately $17.8 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases. Long-term debt obligations include our secured term loan facility with Hercules.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment. The new guidance simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016. We are currently evaluating the impact of this accounting standard.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $6.5 million as of March 31, 2016, which consisted of bank deposits and money market funds. We also had $21.8 million of investments in short-term marketable securities as of March 31, 2016, which consisted of money market funds, corporate bonds, U.S. government agency bonds and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a hypothetical immediate 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2016. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ending March 31, 2016, we did not issue any securities in a transaction that was not registered under the Securities Act that has not been previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Use of Proceeds

On January 30, 2015, we consummated the closing of our initial public offering of common stock pursuant to our Registration Statement on Form S-1 (File No. 333-196983), as amended, which was declared effective by the Securities and Exchange Commission, or SEC, on January 26, 2015. We have invested surplus funds in accordance with our investment policy approved by our board of directors which specifies the categories, allocations, and credit ratings of securities we may consider for investment. We will use these funds to finance our operations.

As of March 31, 2016, we have used approximately $15.9 million of the net offering proceeds to fund the advancement of our ZP-Triptan, Daily ZP-PTH, and ZP-Glucagon product candidates, approximately $1.6 million to service our debt obligation with Hercules, approximately $1.2 million to expand and enhance our manufacturing capabilities, and approximately $12.7 million for working capital and other general corporate purposes. We expect to use the remaining net proceeds from our initial public offering to continue to advance the product candidates described in this quarterly report on Form 10-Q and as in our annual report on Form 10-K for the period ended December 31, 2015.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2016	Zosano Pharma Corporation (Registrant)

/s/ Konstantinos Alataris
Konstantinos Alataris, Ph.D.
President and Chief Executive Officer

/s/ Winnie W. Tso
Winnie W. Tso
Chief Financial Officer

EXHIBIT INDEX

Exhibit number	Description

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document XBRL

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
+	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.