Form 10-Q
period 2016-06-30
Zosano Pharma Corp
filed 2016-08-10
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, the registrant had a total of 12,015,997 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2016	2015
	(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$10,057	$6,646
Interest receivable	54	101
Short-term investments in marketable securities	12,839	30,287
Prepaid expenses and other current assets	581	237

Total current assets	23,531	37,271
Restricted cash	35	35
Property and equipment, net	6,710	7,660
Other long-term assets	384	371

Total assets	$30,660	$45,337

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$887	$1,209
Accrued compensation	1,202	1,275
Secured promissory note, current portion (net of issuance cost and incl. accrued interest)	6,247	3,360
Other accrued liabilities	582	1,036

Total current liabilities	8,918	6,880
Deferred rent	51	45
Secured promissory note, net of issuance cost (including accrued interest)	9,109	11,910

Total liabilities	18,078	18,835
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized as of June 30, 2016 and December 31, 2015; 12,016 shares and 11,967 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1	1
Additional paid-in capital	194,109	193,438
Accumulated deficit	(181,526)	(166,891)
Accumulated other comprehensive loss	(2)	(46)

Stockholders’ equity	12,582	26,502

Total liabilities and stockholders’ equity	$30,660	$45,337

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
License fees revenue	$—	$68	$—	$170
Collaborative development support services	—	27	—	143

Total revenue	—	95	—	313

Operating expenses:
Research and development	4,298	5,004	9,920	8,074
General and administrative	1,951	1,779	4,127	3,078

Total operating expenses	6,249	6,783	14,047	11,152

Loss from operations	(6,249)	(6,688)	(14,047)	(10,839)
Other income (expense):
Interest expense, net	(321)	(441)	(637)	(933)
Other income (expense)	50	(4)	49	56
Loss on debt extinguishment	—	(446)	—	(446)

Net loss	(6,520)	(7,579)	(14,635)	(12,162)
Other comprehensive loss:
Unrealized holding (loss) gain on marketable securities, net of tax effect	(37)	(38)	2	(38)

Comprehensive loss	$(6,557)	$(7,617)	$(14,633)	$(12,200)

Net loss per common share – basic and diluted	$(0.54)	$(0.63)	$(1.22)	$(1.12)

Weighted-average shares used in computing net loss per common share – basic and diluted	12,012	11,942	11,989	10,864

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited; in thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net loss	$(14,635)	$(12,162)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,245	1,268
Stock-based compensation	665	203
Loss on debt extinguishment	—	446
Gain on sale of equipment	(51)	—
Accretion of interest payment	185	(24)
Revaluation of warrants to fair value	—	(48)
Deferred rent	6	(63)
Change in operating assets and liabilities:
Accounts and interest receivable	47	(13)
Prepaid expenses and other assets	(344)	477
Accounts payable	(322)	350
Accrued compensation and other accrued liabilities	(526)	(1,233)
Deferred revenue	—	(170)

Net cash flow used in operating activities	(13,730)	(10,969)

Cash flow from investing activities:
Purchase of property and equipment	(307)	(95)
Proceeds from sales of property and equipment	63	—
Purchase of marketable securities	—	(42,605)
Proceeds from maturities of investments in marketable securities	17,392	—
Increase in investment	(13)	(22)

Net cash flow provided by (used in) investing activities	17,135	(42,722)

Cash flow from financing activities:
Proceeds from initial public offering of securities, net of underwriting commissions and discounts	—	47,140
Payment of deferred offering costs	—	(1,325)
Proceeds from a private placement concurrent with the initial public offering, net of private placement fee	—	14,475
Proceeds from exercise of stock options and issuance of common stock	6	7
Proceeds from debt financing, net of issuance costs	—	11,705
Payment of loan principal	—	(11,465)

Net cash flow provided by financing activities	6	60,537

Net increase in cash and cash equivalents	3,411	6,846
Cash and cash equivalents at beginning of period	6,646	1,214

Cash and cash equivalents at end of period	$10,057	$8,060

Supplemental cash flow information:
Interest paid	$606	$3,033
Non-cash investing and financing activities:
Conversion of debt to common stock	$—	$7,407
Issuance of warrant in connection with debt financing	$—	$212
Reclassification of warrant liability to equity	$—	$252

The accompanying notes are an integral part of these consolidated financial statements.

Zosano Pharma Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2016

1.	Organization

The Company

Zosano Pharma Corporation and subsidiaries (the Company) is a clinical stage specialty pharmaceutical company focusing on the treatment of a variety of indications using the Company’s proprietary intracutaneous delivery system to administer drugs through the skin. Our intracutaneous technology offers rapid onset, consistent drug delivery, improved ease of use and room-temperature stability benefits that we believe would provide a potentially favorable alternative to using oral formulations or injections.

The Company was incorporated in Delaware as ZP Holdings, Inc. in January 2012 and changed its name to Zosano Pharma Corporation in June 2014. The Company was spun out of ALZA Corporation, a subsidiary of Johnson & Johnson, in October 2006, originally incorporated under the name The Macroflux Corporation, and changed its name to Zosano Pharma, Inc. in 2007, following the spin-off from Johnson & Johnson. In April 2012, in a transaction to recapitalize the business, a wholly-owned subsidiary of Zosano Pharma Corporation was merged into Zosano Pharma, Inc., whereby Zosano Pharma, Inc. was the surviving entity and became a wholly-owned subsidiary of Zosano Pharma Corporation. In June 2014, Zosano Pharma, Inc. changed its name to ZP Opco, Inc.

The Company has two wholly owned subsidiaries as of June 30, 2016: ZP Opco, Inc. (Opco), through which the Company conducts its primary research and development activities, and ZP Group LLC, originally a joint venture with Asahi Kasei Pharmaceuticals USA (Asahi). The joint venture ceased operations in December 2013.

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

Concurrent Private Placement

On January 30, 2015, the Company issued and sold 1,363,636 shares of its common stock to Eli Lilly and Company (Lilly) in a private placement pursuant to a common stock purchase agreement dated November 21, 2014 between the Company and Lilly and received net proceeds of $14.5 million, after underwriting discounts. The closing of this private placement took place concurrently with the Company’s IPO. As of June 30, 2016, Lilly beneficially owned approximately 11% of the Company’s outstanding common stock.

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

Unaudited Interim Financial Information

The condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June, 2016 and 2015 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial position as of June 30, 2016, and the condensed consolidated results of operations for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statement of cash flows for the six months ended June 30, 2016 and 2015. The financial data and other information disclosed in these notes to the interim condensed consolidated financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 are also unaudited. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Liquidity

The Company has incurred significant operating losses and had an accumulated deficit of $181.5 million as of June 30, 2016. The Company has financed its operations primarily through sale of equity securities, debt financing and payments received under its former licensing and collaboration agreements with pharmaceutical companies. To date, none of the Company’s product candidates have been approved for sale.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2016, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’ s Annual Report on Form 10-K for the year ended December 31, 2015. Below are those policies with current period updates:

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs related to ( (i) furthering the Company’s research and development efforts, and (ii) designing and manufacturing the Company’s intracutaneous microneedle patch and applicator for the Company’s clinical and nonclinical studies. In 2015, research and development costs also consisted of costs related to servicing the Company’s collaborative development efforts with other pharmaceutical companies.

For the three months ended June 30, 2016, the Company incurred research and development costs of approximately $2.5 million in connection with the Company’s research and development efforts and approximately $1.7 million in the manufacturing of the Company’s microneedle patch system for development of the Company’s product candidate. For the three months ended June 30, 2015, the Company incurred less than $0.1 million in research and development costs in support of the Company’s collaborative development services, approximately $1.9 million in connection with the Company’s research and development efforts, and approximately $3.1 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidate. For the six months ended June 30, 2016, the Company incurred research and development costs of approximately $5.2 million in connection with the Company’s research and development efforts and approximately $4.7 million in the manufacturing of the Company’s microneedle patch system for development of the Company’s product candidate. For the six months ended June 30, 2015, the Company incurred research and development costs of approximately $0.1 million in support of the Company’s collaborative development services, approximately $3.3 million in connection with the Company’s research and development efforts, and approximately $4.7 million in the manufacturing of the Company’s microneedle patch system for the development of the Company’s product candidate.

Comprehensive Income (Loss)

Comprehensive loss is comprised of net loss and the unrealized losses on the Company’s marketable securities. Comprehensive loss is included in the Company’s consolidated statements of operations and comprehensive loss for all periods presented.

Net Loss Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted- average number of common shares outstanding during the period, without consideration for potential dilutive common stock equivalents. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, convertible promissory notes, warrants and options to purchase common stock are considered potential dilutive common stock equivalents. For the three and six months ended June 30, 2016 and 2015, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	June 30,
	2016	2015
	(unaudited; in shares)
Warrants to purchase common stock	72,379	72,379
Options to purchase common stock	1,173,627	709,965

	1,246,006	782,344

Recent Accounting Pronouncements

In March 2016, FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment. The new guidance simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact of this accounting standard.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard.

3.	Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash, cash equivalents, and marketable securities investments for each of the periods presented:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(unaudited; in thousands)
Cash in bank	$3,814	$—	$—	$3,814
Money market funds	6,243	—	—	6,243
Certificates of deposit (restricted)	35	—	—	35
Certificates of deposit	1,920	—	—	1,920
Corporate bonds	4,909	—	(2)	4,907
U.S. government agency bonds	6,012	—	—	6,012

	$22,933	$—	$(2)	$22,931

Classified as:
Cash and cash equivalent				$10,057
Restricted cash				35
Short-term investments in marketable securities				12,839

				$22,931

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash in bank	$2,997	$—	$—	$2,997
Money market funds	3,649	—	—	3,649
Certificates of deposit (restricted)	35	—	—	35
Certificates of deposit	5,040	—	(4)	5,036
Corporate bonds	11,749	—	(22)	11,727
U.S. government agency bonds	13,544	—	(20)	13,524

	$37,014	$—	$(46)	$36,968

Classified as:
Cash and cash equivalent				$6,646
Restricted cash				35
Short-term investments in marketable securities				30,287

				$36,968

For the three and six months ended June 30, 2016, there were no realized gains and losses on available-for-sale securities. As of June 30, 2016, the maximum contractual maturity of the Company’s available-for-sale investments was within 5 months. The Company does not intend to sell the investments that are in an unrealized loss position, and it is unlikely that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on its available-for-sale investments as of June 30, 2016 were temporary in nature.

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

The following tables set forth the fair value of the Company’s financial instruments as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level I	Level II	Level III	Total
	(unaudited; in thousands)
Financial Instruments:
Certificates of deposit (restricted cash)	$35	$—	$—	$35
Money market funds	6,242	—	—	6,242
Certificates of deposit	—	1,920	—	1,920
Corporate bonds	—	4,907	—	4,907
U.S. government agency bonds	—	6,012	—	6,012

Total financial instruments	$6,277	$12,839	$—	$19,116

	December 31, 2015
	Level I	Level II	Level III	Total
	( in thousands)
Financial Instruments:
Certificates of deposit (restricted cash)	$35	$—	$—	$35
Money market funds	3,649	—	—	3,649
Certificates of deposit	—	5,036	—	5,036
Corporate bonds	—	11,727	—	11,727
U.S. government agency bonds	—	13,524	—	13,524

Total financial instruments	$3,684	$30,287	$—	$33,971

5.	Property and Equipment

The following summarizes the Company’s property and equipment as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(unaudited)
	(in thousands)
Property and Equipment:
Laboratory and office equipment	$1,093	$1,112
Manufacturing equipment	10,838	10,730
Computer equipment and software	297	229
Leasehold improvements	15,542	15,534
Construction in progress	2,181	2,066

	29,951	29,671
Less: accumulated depreciation	(23,241)	(22,011)

	$6,710	$7,660

Depreciation and amortization expense was approximately $0.6 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $1.3 for the six months ended June 30, 2016 and 2015, respectively.

6.	Research and Development Collaboration and License Agreements

Former Collaboration Agreement with Novo Nordisk

Pursuant to a collaboration agreement with Novo Nordisk dated January 31, 2014 related to the development of an intracutaneous presentation of select Novo Nordisk glucagon-like peptide-1 (GLP-1) analogues, the Company received a non-refundable upfront payment of $1.0 million. The upfront payment was recorded as deferred revenue in the consolidated balance sheet and recognized as license fees revenue over the performance period that was consistent with the term of performance obligations under the specified feasibility study plan.

In July 2015, the Company announced that Novo Nordisk had notified the Company of its intention to discontinue the collaboration agreement. The termination became effective on October 27, 2015, and all technology rights licensed to Novo Nordisk related to the field of GLP-1 products reverted to the Company. As of June 30, 2015, the collaboration with Novo Nordisk was no longer a source of revenue or research and development expense for the Company.

For the three months ended June 30, 2015, no service revenue pursuant to the Novo Nordisk collaboration agreement was recognized. For the six months ended June 30, 2015, the Company recognized $46,000 as service revenue pursuant to the Novo Nordisk collaboration agreement.

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

Previous Secured Financing with BMR

In connection with the recapitalization of the Company in April 2012, the Company renegotiated its lease agreement with its landlord, BioMed Realty Holdings, Inc. and affiliates (BMR Holdings), to include reduced rent obligations. In connection with the rent reduction, the Company issued a secured promissory note (the BMR Note) for the principal amount of approximately $8.6 million to BMR Holdings in 2012, which was subsequently assigned to its affiliate BMV Direct SOTRS LP, one of our largest stockholders, and all previously accrued interest, unpaid rent, future rent obligations and other fees due to BMR Holdings were either rolled into the BMR Note or eliminated. In June 2015, the Company terminated the BMR Note by prepaying the outstanding principal and all accrued interest totaling $11.4 million. As of June 30, 2015, the Company does not have any debt outstanding with BMR.

For the three and six months ended June 30, 2015, the Company recorded total interest of $0.3 million and $0.6 million, respectively, for the BMR Note. No interest expense was recorded in 2016 in connection with the BMR Note.

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

The following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs, as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(unaudited)
	(in thousands)
Principal amount	$15,000	$15,000
Less: unamortized debt issuance costs	(64)	(91)
unamortized fair value of free standing warrant	(117)	(163)
Plus: unamortized fair value debt premium	222	310
accrued terminal interest	216	111
accrued interest	99	103

Long-term debt, net of unamortized debt issuance cost and premium	$15,356	$15,270

For the three and six months ended June 30, 2016, the Company recorded total interest expense of $0.3 million and $0.7 million, respectively, related to the Hercules Term Loan. For the three and six months ended June 30, 2015, the Company recorded total interest of $0.1 million and $0.3 million, respectively, in connection with the agreement with Hercules.

8.	Warrant to Purchase Common Stock

In connection with the Company’s entry into the loan and security agreement with Hercules in June 2014, the Company issued Hercules a warrant to purchase $280,000 worth of the Company’s stock. The warrant was initially recorded on the Company’s consolidated balance sheet at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the debt repayment period using the effective interest method. As a result of the pricing of the Company’s IPO on January 27, 2015, and pursuant to the agreement the exercise price was fixed at $8.84 per share, resulting in the warrant being exercisable for 31,674 shares (warrant amount of $280,000 divided by $8.84 per share) of the Company’s common stock. Accordingly, management concluded that the requirements for equity classification had been met and effected a reclassification of the warrant liability of $0.3 million to equity. The warrant is exercisable at any time, in whole or in part, until five years from the date of the Company’s IPO. For the three and six months ended June 30, 2015, the Company recorded other income of zero and $48,000, respectively, related to the change in fair value of the warrant before equity reclassification, which was determined by using the Black-Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.32%; and no dividend yield.

In connection with the Company’s entry into the first amendment to loan and security agreement with Hercules in June 2015, the Company issued Hercules a warrant to purchase 40,705 shares of the Company’s common stock at an exercise price of $7.37 per share. Hercules can exercise its purchase right under the warrant, in whole or in part, at any time until June 23, 2020. The warrant was recorded at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the term of the loan using the effective interest method. The Company classified the warrant to equity and recorded the fair value of the warrant of $212,000 to additional paid-in capital in its consolidated balance sheet. The warrant fair value was determined by using the Black-Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.73% and no dividend yield.

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

For the three months ended June 30, 2016 and 2015, rental expense under operating leases was $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2016 and 2015, rent expense under operating leases was $0.4 million and $0.4 million, respectively.

As of June 30, 2016 future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows:

Total
(in thousands)
2016	$320
2017	632
2018	650
2019	164

$1,766

10.	Stock-Based Compensation

The Company has reserved 1.4 million shares of common stock for issuance under the Company’s 2014 Equity and Incentive Plan (the 2014 Plan). In connection with the Company’s IPO of its common stock in January 2015, the Company’s board of directors terminated the Company’s 2012 Stock Incentive Plan (the 2012 Plan) effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan. However, the awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan.

The following table summarizes option and award activity and related information under the 2012 Plan and 2014 Plan combined:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options at December 31, 2015	858,606	972,951	$2.35	7.40
Options granted	(540,463)	540,463	$2.46
Options exercised	—	(145,892)	$1.53
Options cancelled/forfeited	193,895	(193,895)	$2.87
Restricted stock units granted	(9,478)	—	$—
Shares expired under 2012 Plan	(17,895)	—	$—

Balance at June 30, 2016	484,665	1,173,627	$2.42	8.67	$—

Exercisable at June 30, 2016		284,450	$2.05	6.29	$—

Vested and expected to vest at June 30, 2016		1,114,153	$2.42	8.62	$—

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing market value of the Company’s common stock as reported on NASDAQ as of June 30, 2016.

The following summarizes the composition of stock options outstanding and exercisable as of June 30, 2016 (unaudited):

	Options Outstanding and Exercisable
		Weighted-
		Average
		Remaining
	Number of	Contractual
Exercise Price	Shares	Life (in years)
$1.28 - $1.40	254,469	1.36
$2.04 - $7.33	886,158	2.47
$9.05 - $9.29	33,000	9.26

	1,173,627

On March 29, 2016, the Board of Directors of the Company approved the grant of certain performance-based stock options to employees of the Company for a total of 164,500 option shares with an aggregate grant date fair value of approximately $0.3 million. As of June 30, 2016, a total of 58,125 of such options vested upon achievement of certain specified performance conditions. The company accounts for these performance-based stock options in accordance with the provisions under ASC 718 and recognized compensation expense when the performance conditions are considered probable of achievement.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited; in thousands)		(unaudited; in thousands)
Research and development	$136	$51	$275	$63
General and administrative	217	122	390	140

Total stock-based compensation expense	$353	$173	$665	$203

As of June 30, 2016, the Company had $2.6 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.47 years.

The Company uses the Black-Scholes model for valuing its options and awards granted to employees and non-employees. Stock-based compensation in connection with non-employee grants was immaterial for the three and six months ended June 30, 2016 and 2015. The following table illustrates the input assumptions used to value employee stock option grants for the three and six months ended June 30, 2016 and 2015 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.06%-1.54%	1.94% - 2.01%	1.06%-1.97%	1.94% -2.01%
Expected volatility	89%	89%	89%	89%
Expected term (years)	6.08	6.08	6.08	6.08

11.	Restructuring and Severance

In January 2016, the Company terminated the employment of its Chief Executive Officer (CEO). Pursuant to the terms of his employment agreement, the Company is obligated to its former CEO for certain severance payments, continuation of benefits, and acceleration of vesting of all of his outstanding unvested stock options. The Company recorded a liability and an expense of approximately $0.4 million for the postemployment benefits provided to its former CEO during the three months ended March 31, 2016. In addition, the Company recorded a stock-based compensation expense of approximately $16,000 in the three months period ended March 31, 2016 related to the acceleration of vesting of the former CEO’s stock options. The Company paid approximately $0.3 million in the six months ended June 30, 2016, with the remaining $0.1 million included within accrued compensation on the condensed consolidated balance sheet as of June 30, 2016. Management expects the amount to be paid in full by September 2016.

In March 2016, the Company consolidated its operations with the primary focus on continued development of M207 (previously known as ZP-Triptan). In accordance with ASC 420, Exit or Disposal Cost Obligations, the aggregate restructuring charges of approximately $0.5 million represent one-time termination benefits, comprised principally of severance, benefit continuation costs and outplacement services. For the three months ended March 31, 2016, approximately $0.5 million was recorded as a liability and an expense in the Company’s financial statements. The Company paid approximately $0.3 million in the six months ended June 30, 2016, with the remaining $0.2 million included within accrued compensation on the condensed consolidated balance sheet as of June 30, 2016. Management expects the amount to be paid in full by July 2016. In addition, the Company recorded a stock-based compensation expense of approximately $5,000 in the three months period ended March 31, 2016 on the acceleration of vesting of certain stock options related to the elimination of certain senior positions in connection with the workforce reduction.

12.	Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. As of June 30, 2016, the Company has an accumulated deficit of $181.5 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the next twelve months following June 30, 2016. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidate. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate sources.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, or SEC, on March 29, 2016. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “continue,” “goal,” “would,” “could,” “might,” “project,” “anticipate,” “intend,” “forecast,” “designated,” “approximate,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or negatives of these words and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward- looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

Zosano Pharma is an emerging central nervous system (CNS) company focusing on providing rapid symptom relief to patients using known therapeutics with well-established safety and efficacy, but altering their delivery profile using the Company’s proprietary intracutaneous delivery system.

Zosano’s investigational migraine treatment M207 (previously known as ZP-Triptan) is a proprietary formulation of zolmitriptan, a drug currently used in oral and nasal formulations to treat acute migraine. M207 is administered via the Company’s proprietary intracutaneous delivery system and is being investigated as a potential treatment to provide rapid relief of migraine symptoms at any time in the migraine cycle in a discreet and simple manner.

In July 2016, we announced the dosing of the first subject in the M207 pivotal efficacy trial, known as Zotrip study. As of August 8, 2016, a further 196 subjects had been successfully screened in the trial, 157 of which were in the run-in phase, with 29 subjects having been randomized to one of the four treatment arms and of which 13 subjects were treated. The ongoing Zotrip trial is a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of M207 (1.0 mg, 1.9 mg, and 3.8 mg) to placebo for the treatment of a single migraine attack. We expect to enroll three hundred sixty subjects in the Zotrip trial at approximately 35 centers across the United States.

Zosano Pharma has designed its proprietary intracutaneous delivery system to administer novel formulations of existing drugs through the skin to treat a variety of indications. The Company believes that its intracutaneous delivery system may offer rapid and consistent drug delivery and improved ease of use over current means of administration.

The Company is focused on developing products that deliver established molecules with known safety and efficacy profiles for markets where patients remain underserved by existing therapies. Zosano Pharma anticipates that many of its current and future development programs may enable the Company to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

In March of 2016, we announced the decision to prioritize our clinical development effort on M207 and to suspend further development related to our other product candidates, Daily B104 and Weekly B206 (previously known as Daily ZP-PTH and Weekly ZP-PTH, respectively) and D107 (previously known as ZP-Glucagon), until such time that we can appropriately fund such development through strategic partnerships or additional financing.

In connection with our decision to concentrate on the clinical development of M207, we announced that we would streamline our organization to ensure that we effectively use our funds for this purpose. We implemented a workforce reduction, which we expect to reduce our expenses by approximately $2.0 million, net of severance costs, for fiscal year 2016. We expect to reinvest the savings from the workforce reduction in our M207 clinical development program.

In November 2015, we announced positive results from our Phase 1 clinical trial of M207, which was conducted in healthy human subjects in Australia. M207 demonstrated markedly faster absorption kinetics compared to oral zolmitriptan. The Company believes M207’s injection-free mode of delivery and rapid Tmax holds the potential to provide an attractive solution for acute migraine sufferers.

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

Recent Developments

The focus of our development efforts is on our product candidate M207. M207 is our proprietary formulation of zolmitriptan, one of a class of serotonin receptor agonists known as triptans, used for the treatment of migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Our M207 intracutaneous microneedle patch is applied to an individual’s upper arm to deliver zolmitriptan to the central nervous system, with the objective of providing rapid onset relief from migraine symptoms.

In our Phase 1 pharmacokinetic study, M207 demonstrated rapid absorption and reduced metabolism to the active metabolite with the lowered potential for drug-drug interactions and adverse events via a method that does not depend on gastrointestinal absorption or the discomfort of an injection. We believe that the pharmacokinetic and tolerability results in healthy volunteers illustrate that our M207 intracutaneous delivery system could provide considerable clinical advantages over zolmitriptan tablets in the treatment of acute migraine.

Planned Pivotal Efficacy and Safety Trials

The ongoing Zotrip pivotal efficacy trial is a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of M207 (1.0 mg, 1.9 mg, and 3.8 mg) to placebo for the treatment of a single migraine attack. We expect to enroll three hundred sixty subjects in the Zotrip trial at approximately 35 centers across the United States. Subjects are recruited into the Zotrip trial if they have a history of at least one year of episodic, acute migraines with or without aura. Upon recruitment, subjects undergo a screening and run-in period to ensure they meet the key eligibility criterion of 2-8 migraine attacks per month, documented using an electronic diary. Successfully screened subjects are then randomized into the treatment/dosing period and have 8 weeks to confirm and receive blinded treatment for a single migraine attack.

Based on the Company’s discussions with the FDA and the FDA’s October 2014 Draft Guidance—“Migraine: Developing Drugs for Acute Treatment,” the co-primary endpoints of this study are:

(i)	pain freedom at 2 hours post-dosing, and

(ii)	freedom from each subject’s most bothersome symptom at 2 hours post-dosing.

Furthermore, the FDA has indicated that a single, positive, pivotal efficacy study, in addition to a safety study, will be sufficient data to file for regulatory approval under the 505(b)(2) pathway. The Company intends to conduct the safety study after completion of the Zotrip trial.

The planned safety study, will follow after the completion of the efficacy study upon confirming the commercial dose selection. We will require additional financing to initiate this safety study. According to FDA guidance, the safety study is designed to enroll a total of 250 subjects, who historically had experienced two to eight migraines per month, with the goal of retaining 150 subjects who have completed at least six months of follow up and 50 subjects who have completed 12 months of follow up. The safety study is planned to be an open-label study with investigator visits at months one, three, six, nine and twelve to record adverse events. The primary objective of the safety study is to measure adverse events and local tolerability during repeated administration. Other endpoints are electrocardiography, and laboratory parameters, as well as percentage of headaches with pain-free response.

While we are considering pursuing clinical development and regulatory approval of our M207 product candidate through commercialization, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the three and six months ended June 30, 2016, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

Financial Operations Overview

As of June 30, 2016, we had an accumulated deficit of approximately $181.5 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

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

Revenue

Our revenue to date has been generated primarily from non-refundable license fee payments and reimbursements for research and development expenses under our former collaboration and license agreements with strategic partners. Our collaboration agreements with Lilly and Novo Nordisk have been terminated. We cannot assure you that we will receive additional collaboration revenue in the future.

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our proprietary product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist of:

•	production costs which include, but are not limited to, employee-related expenses, including salaries, benefits and stock-based compensation expense, and fees paid to conduct nonclinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of our intracutaneous microneedle patch system, including fees paid to contract manufacturing organizations or CMOs;

•	fees paid to contract research organizations, or CROs, clinical consultants, clinical trial sites and vendors, including institutional review boards, or IRBs, in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	fees paid to conduct clinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	other consulting fees paid to third parties; and

•	allocation of certain shared costs, such as facilities-related costs and IT support services.

For the immediate future, our research and development efforts and resources will be focused primarily on advancing our product candidate M207 through clinical development. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates, such as Daily B104, Weekly B206 and D107.

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

Other expenses

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our debt and the amortization of debt discount and issuance costs. Interest expense for the three and six months ended June 30, 2016 reflects accrued and paid interest related to the term loan with Hercules Technology Growth Capital, Inc., or Hercules, and the related amortization of debt discount and issuance costs. Interest expense for the three months ended June 30, 2015 reflects accrued interest on the secured promissory note payable to BMV Direct SOTRS LP, one of our largest stockholders, as well as on the term loan with Hercules and the related amortization of debt discount and issuance costs. Interest expense for the six months ended June 30, 2015, also includes interest accrued on our related parties’ convertible promissory notes.

Other income (expense). Other income or expense consists of certain miscellaneous income or expenses that are not included in other categories of the consolidated statement of operations. For the three and six months ended June 30, 2016, other income consist of a $51,000 gain from sale of equipment. For the six months ended June 30, 2015, the Company recorded warrant revaluation income of $48,000 that resulted from the re-measurement of our common stock warrant liability issued in connection with the Hercules loan. We recorded changes to the fair value of the common stock warrants as income or loss at each balance sheet date until they were reclassified to permanent equity in the first quarter 2015. There was no income or expense recorded for the three months ended June 30, 2015.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015

Revenue

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(In thousands)
Revenue
License fee revenue	$—	$68	$(68)	-100%
Collaborative development support services	—	27	(27)	-100%

Total revenue	$—	$95	$(95)	-100%

Total revenue decreased approximately $95,000, or 100%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease was due to the completion of the feasibility study and conclusion of work under the collaboration agreement with Novo Nordisk which was terminated in 2015.

Research and development expenses

	Three Months Ended June 30,		Change
	2016	2015	Amount	%
	(In thousands)
Research and development	$4,298	$5,004	$(706)	-14%

Research and development expenses decreased approximately $0.7 million, or 14%, for the three months ended June 30, 2016 as compared to the same period in 2015. The decision to suspend development of product candidates, Daily B104, Weekly B206 and D107, resulted in a decrease of approximately $2.8 million primarily related to production costs for the manufacturing of clinical trial material for those product candidates.

The focus of our development efforts on product candidates M207, beginning March 2016, resulted in an increase of approximately $1.9 million primarily related to manufacturing personnel costs for production of clinical trial materials, efficacy study start-up preparation costs and certain preclinical costs related to the submission of M207’s investigational new drug (IND) application.

General and administrative expenses

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	%
	(In thousands)
General and administrative	$1,951	$1,779	$172	10%

General and administrative expenses increased approximately $0.2 million, or 10%, for the three months ended June 30, 2016 as compared to the same period in 2015. Stock based compensation increased approximately $0.1 million based upon performance awards which vested in the second quarter of 2016 upon reaching pivotal clinical trial goals. General and administrative expenses increased approximately $0.2 million due to increases in insurance, tax and infrastructure costs. These increases were partially offset by a decrease of approximately $0.1 million in consulting costs.

Other income (expense)

	Three Months Ended
	June 30,		Change
	2016	2015	Amount	%
	(In thousands)
Interest expense, net	$(321)	$(441)	$120	-27%
Other income (expense)	50	(4)	54	-1350%
Loss on debt extinguishment	—	(446)	446	-100%

Interest expense, net, decreased approximately $0.1 million for the three months ended June 30, 2016 as compared to the same period in 2015. The decrease in interest expense was primarily due to savings from the restructuring of our term loan with Hercules in June 2015 at a lower interest rate.

Other income (expense) increase approximately $54,000 for the three months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily related to a $51,000 gain recorded from sale of equipment.

Loss on debt extinguishment was related to the restructuring and consolidation of our outstanding debt in June 2015. The amended Hercules Term Loan had substantially different terms than the original loan, and the original debt was considered extinguished. We accounted for the extinguishment based on relative fair value of the loan and recorded a loss on debt extinguishment of $0.4 million in the three months ended June 30, 2015.

Comparison of the six months ended June 30, 2016 and 2015

Revenue

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	%
	(In thousands)
Revenue
License fee revenue	$—	$170	$(170)	-100%
Collaborative development support services	—	143	(143)	-100%

Total revenue	$—	$313	$(313)	-100%

Total revenue decreased $0.3 million, or 100%, for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease was due to the completion of feasibility study and conclusion of work under the collaboration agreement with Novo Nordisk which was terminated in 2015.

Research and development expenses

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	%
	(In thousands)
Research and development	$9,920	$8,074	$1,846	23%

Research and development expenses increased approximately $1.8 million, or 23%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily due to our decision to move forward with M207. Product costs for M207 increased approximately $4.9 million, primarily for manufacturing personnel costs in connection with the production of clinical trial materials, M207 efficacy study start-up costs and certain preclinical studies related to the submission of M207’s IND application. This increase was partially offset by a decrease of approximately $3.8 million for manufacturing production and product-related studies as a result of our decision to suspend development of product candidates, Daily B104, Weekly B206 and D107.

General and administrative expense

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	%
	(In thousands)
General and administrative	$4,127	$3,078	$1,049	34%

General and administrative expenses increased approximately $1.0 million, or 34%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily due to approximately $0.4 million in non-recurring charges related to the reduction in force, increased stock based compensation expense of approximately $0.3 million partially related to performance awards that vested in the second quarter of 2016 upon reaching pivotal clinical trial goals, and an increase of approximately $0.4 million related to insurance and infrastructure expenses.

Other income (expense)

	Six Months Ended
	June 30,		Change
	2016	2015	Amount	%
	(In thousands)
Interest expense, net	$(637)	$(933)	$296	-32%
Other income	49	56	(7)	-13%
Loss on debt extinguishment	—	(446)	446	-100%

Interest expense, net, decreased approximately $0.3 million, or 32%, for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease in interest expense was primarily due to savings from the restructuring of our term loan with Hercules in June 2015 at a lower interest rate.

Other expense decreased approximately $7,000. For the six months ended June 30, 2016, other income consists primarily of a gain of approximately $51,000 recorded from sale of equipment. For the six months ended June 30, 2015, other income was primarily related to the warrant revaluation income recorded in 2015 that resulted from the re-measurement of the fair value of our common stock warrant liability issued in connection with the Hercules term loan in June 2014.

Loss on debt extinguishment was related to the restructuring and consolidation of our outstanding debt in June 2015. The amended Hercules Term Loan had substantially different terms than the original loan, and the original debt was considered extinguished. We accounted for the extinguishment based on relative fair value of the loan and recorded a loss on debt extinguishment of $0.4 million in the three months ended June 30, 2015.

Liquidity and Capital Resources

We have incurred operating losses and negative cash flows from operating activities since inception, and as of June 30, 2016, had an accumulated deficit of $181.5 million. We expect to incur additional losses in the future as we continue our research and development, clinical and pre-commercialization manufacturing activities for our product candidates.

From our inception in October 2006 to our initial public offering in January 2015, we have funded our operations primarily through private placements of our preferred stock, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. On January 30, 2015, we completed our IPO, in which we issued 4,500,000 shares of our common stock at a price of $11.00 per share, resulting in net proceeds of approximately $44.2 million, after deducting underwriting discounts and commissions and payment of offering expenses. Concurrent with the closing of our IPO on January 30, 2015, we issued and sold an additional 1,363,636 shares of our common stock to Lilly in a separate private placement for net proceeds of $14.5 million, after deducting a private placement fee. On February 27, 2015, we issued and sold an additional 110,000 shares of our common stock at a price of $11.00 per share pursuant to the partial exercise of the overallotment option granted to the underwriters in our initial public offering, resulting in net proceeds to us of approximately $1.1 million after deducting underwriting discounts and commissions.

As of June 30, 2016, we had approximately $22.9 million in cash, cash equivalents and marketable securities. We anticipate that we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing to enable us to complete the pivotal efficacy study as currently planned.

We will continue to require additional financing to develop our product candidates and fund operating losses. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including but not limited to:

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	the timing of and costs involved in obtaining regulatory approvals;

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	our ability to establish and maintain development partnering arrangements;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	if approved, the resources we devote to marketing, commercializing our product candidates; and

•	the costs associated with being a public company.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

The following table shows a summary of our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(13,730)	$(10,969)
Investing activities	17,135	(42,722)
Financing activities	6	60,537

Net increase (decrease) in cash and cash equivalents	$3,411	$6,846

Operating Cash Flow: Net cash used in operating activities was approximately $13.7 million and $11.0 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used during the first six months of 2016 was primarily due to personnel costs related to manufacturing M207 clinical trial materials, preclinical study costs, certain termination benefits paid to a former executive, cost associated with our workforce reduction in March 2016 and professional fees and administrative expenses incurred in the course of our continuing operations. Net cash used during the first six months of 2015 was primarily the result of clinical and non-clinical costs, personnel costs related to the rehiring of key personnel with critical manufacturing know-how to ramp up our production of clinical trial materials in preparation of our planned clinical trials, professional fees and administrative expenses incurred in the course of our continuing operations.

Investing Cash Flow: Net cash provided by investing activities was approximately $17.1 million for the six months ended June 30, 2016, as compared to net cash used in investing activities of approximately $42.7 million for the same period in 2015. Net cash provided by investing activities during the first six months of 2016 was primarily the result of the maturity of certain marketable securities in our investment portfolio. Net cash used in investing activities during the first six months of 2015 was primarily due to the purchase of marketable securities for investment.

Financing Cash Flow: Net cash provided by financing activities was approximately $6,000 and $60.5 million for the six months ended June 30, 2016 and 2015, respectively. Net cash generated by financing activities during first six months of 2016 was due to proceeds from stock option exercises. Net cash generated by financing activities during first six months of 2015 included approximately $60.0 million of net proceeds from our initial public offering of securities and concurrent private placement with Lilly.

Contractual Obligations and Commitments

Our primary contractual obligations as of June 30, 2016 consist of operating leases of approximately $1.8 million and long-term debt obligations of approximately $17.5 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases. Long-term debt obligations include our secured term loan facility with Hercules.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment. The new guidance simplifies several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact of this accounting standard.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as early as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $10.1 million as of June 30, 2016, which consisted of bank deposits and money market funds. We also had $12.8 million of investments in short-term marketable securities as of June 30, 2016, which consisted of certificates of deposit, corporate notes and bonds and U.S. government agency bonds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a hypothetical immediate 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the six months ended June 30, 2016. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the six months ending June 30, 2016, we did not issue any securities in a transaction that was not registered under the Securities Act that has not been previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

As of June 30, 2016, we have used approximately $17.9 million of the net offering proceeds to fund M207, Daily B104, and D107 product candidates, approximately $1.9 million to service our debt obligation with Hercules, approximately $1.4 million to expand and enhance our manufacturing capabilities, and approximately $15.7 million for working capital and other general corporate purposes. We expect to use the remaining net proceeds from our initial public offering to continue to advance our M207 product candidate, as described in this quarterly report on Form 10-Q.

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

Dated: August 10, 2016	Zosano Pharma Corporation (Registrant)

/s/ Konstantinos Alataris
Konstantinos Alataris, Ph.D.
President and Chief Executive Officer

/s/ Georgia Erbez
Georgia Erbez
Interim Chief Financial Officer

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