Form 10-K/A
period 2016-12-31
Zosano Pharma Corp
filed 2017-03-06
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36570

ZOSANO PHARMA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	45-4488360
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

34790 Ardentech Court

Fremont, CA 94555

(Address of Principal Executive Offices, Including Zip Code)

(510) 745-1200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant was approximately $7,7331,084.

As of February 20, 2017, the registrant had a total of 19,450,274 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANANTORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on March 1, 2017 (the “Original Filing”) by Zosano Pharma Corporation (“Zosano”, the “Company”, “we”, or “us”). We are filing this Amendment to amend and restate Items 11, 12 and 13 of Part III of the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing, and accordingly, should be read in conjunction with the Original Filing. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and our principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

APPLIED GENETIC TECHNOLOGIES CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED JUNE 30, 2016

PART III

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who served as executive officers as of December 31, 2016. We refer to these individuals as our named executive officers.

	Year	Salary	Bonus		Fair Value of Option Awards (4)		Other		Total
Konstantinos Alataris	2016	449,148	191,250	(9)	385,808		—		1,026,206
President and Chief Operating Officer	2015	105,288	18,750	(1)	1,297,504	(5)	—		1,421,542
Georgia Erbez	2016	110,160	41,300	(9)	143,161		99,536	(6)	394,157
Chief Business Officer and Interim Chief Financial Officer (3)
Donald Kellerman	2016	297,083	90,000	(9)	98,742		—		485,825
Vice President Clinical Development and Medical Affairs (2)	2015	151,347	28,984	(1)	157,758	(5)	—		338,089
Vikram Lamba	2016	6,528	—		—		440,102	(8)	446,630
Chief Executive Officer (7)	2015	424,360	85,000		—		—		509,360

(1)	Represents cash bonus awarded in respect to 2015 and paid in March 2016. Bonus amounts were determined pursuant to applicable employment agreements and based on achievement of individual and company performance goals and other factors deemed relevant by our Compensation Committee and Board of Directors.
(2)	Mr. Kellerman joined the Company as Vice President Clinical Development and Medical Affairs on June 8, 2015.
(3)	Ms. Erbez joined the Company as Chief Business Officer on September 7, 2016.
(4)	Represents the aggregate grant date fair value of option awards granted in fiscal year 2015 and 2016 and in accordance with ASC718, Compensation-Stock Compensation. For information regarding the assumptions used in calculating these amounts, see Note 10. Stock-Based Compensation included in this Annual Report.
(5)	The aggregate grant date fair value of option awards granted in fiscal year 2015 includes the impact of the options exchanged pursuant to the 2015 Stock Option Exchange Program. For a description of the 2015 Stock Option Exchange Program, see Note 10. Stock-Based Compensation included in this Annual Report.
(6)	Ms. Erbez was a consultant to the Company from June 6, 2016 to September 6, 2016; these amounts represent consulting fees paid.
(7)	Mr. Lamba’s employment with the Company terminated on January 6, 2016. He was succeeded as our President and Chief Executive Officer by Dr. Alataris.
(8)	Represents payments of severance and accrued vacation in connection with the Termination of Mr. Lamba’s employment.
(9)	Represents cash bonus awarded in respect to 2016 that will be paid in 2017. Bonus amounts were determined pursuant to applicable employment agreements and based on achievement of individual and company performance goals and other factors deemed relevant by our Compensation Committee and Board of Directors.

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

We have a formal employment agreement with Konstantinos Alataris, our President, Chief Executive Officer and Chief Operating Officer. We also have an executed employment offer letter with Georgia Erbez, our Chief Business Officer and Interim Chief Financial Officer and with Donald Kellerman, our Vice President, Clinical Development. We had a formal employment agreement with Vikram Lamba, our former Chief Executive Officer, until Mr. Lamba’s employment with the Company was terminated on January 6, 2016. Dr. Alataris’ employment agreement provides for an initial base salary of $375,000, subject to increase from time to time. In February 2016, we amended Dr. Alataris’ employment agreement to reflect his capacity to serve as our Chief Executive Officer starting January 2016 at a base salary of $450,000. The amended employment agreement provides for a target annual bonus of 50% of his annual base salary for 2016, to be determined by the board of directors in its discretion based on company performance against goals established annually by the compensation committee, as well as the Company’s then prevailing cash position. Ms. Erbez’s employment letter agreement provides for an initial base salary of $350,000, subject to increase from time to time. Ms. Erbez joined the Company on September 7, 2016. Ms. Erbez employment letter agreement provides for a target annual bonus of 40% of her annual base salary, to be determined by the board of directors in its discretion after consideration of a proposal from the CEO based on company performance against goals established annually by the compensation committee, as well as the Company’s then prevailing cash position. Dr. Kellerman’s employment offer letter agreement provides for an initial base salary of $265,000. At the end of 2016, Dr. Kellerman’s annual base salary was $320,000. Dr. Kellerman’s employment offer letter provides for a targeted bonus of 30% of his annual base salary, to be awarded and paid in accordance with the terms of the Company’s bonus program adopted by our Compensation Committee in February 2015 and based on achievement of company performance and individual goals and other factors deemed relevant by our Compensation Committee. Based on the factors described above, the board of directors and the compensation committee awarded Dr. Alataris, Ms. Erbez and Dr. Kellerman 2016 bonuses of $191,250, $41,300 and $90,000, respectively.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2016.

	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Option Grant Date
Konstantinos Alataris	52,349	209,394	(1)	$2.26	12/15/2025	12/15/2015
	—	200,000	(2)	$2.34	2/3/2026	2/3/2016
Georgia Erbez	—	252,000	(3)	$0.77	9/7/2026	9/7/2016
Donald Kellerman	7,500	30,000	(1)	$2.26	12/15/2025	12/15/2015
	27,000	27,000	(4)	$2.57	3/29/2026	3/29/2016

(1)	This option became exercisable for 25% of the underlying shares on December 15, 2016, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date.
(2)	This option becomes exercisable for 25% of the underlying shares on February 3, 2017, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date.
(3)	This option becomes exercisable on the first anniversary of the date of grant for 25% of the total number of option shares and becomes exercisable on the corresponding day of each month thereafter for an additional 1/48th of the total number of option shares, so that the stock option is fully vested on the fourth anniversary of the date of grant; provided, however, that 25% of the total option shares (in addition to any then-vested option shares) shall vest if the holder is terminated without cause or resigns for good reason (as these terms are defined in the holder’s employment agreement); provided, further, that 100% of any then unvested option shares shall vest if the holder is terminated without cause or resigns for good reason within one year after a change in control (as defined in the holder’s employment agreement).
(4)	This option becomes exercisable for 25% of the underlying shares on March 29, 2017, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date.

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

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our non-employee directors during 2016. For information concerning the compensation paid to Dr. Alataris in his capacity as an executive officer, see “Summary Compensation Table” above.

	Fees Earned or Paid in Cash	Option Awards (1)	Total
Joseph P. Hagan	$45,000	$9,742	$54,742
Bruce D. Steel (3)	—	—	—
John Walker (2)	39,516	26,868	66,384
Troy Wilson	42,000	9,742	51,742
Kleanthis G. Xanthopoulos	42,000	9,742	51,742

(1)	Represents the aggregate grant date fair value of stock options and restricted stock awards granted in fiscal year 2016 in accordance with ASC 718, Compensation-Stock Compensation. For information regarding the assumptions used in calculating these amounts, see Note 10. Stock-Based Compensation included in the Original Filing.
(2)	On May 4, 2016, our Board of Directors appointed John Walker as a Class I director and the Chairman of the Board of Directors.
(3)	Only our independent directors receive compensation for service on the Board of Directors. Mr. Steel is not an “independent director” as defined under Rule 5605(a)(2) of the NASDAQ Listing Rules.

Our nonemployee directors listed in the table above held outstanding stock awards and options, as follows:

	Number of Shares Underlying Outstanding Restricted Stock Units	Number of Shares Outstanding in Restricted Stock Awards	Number of Shares Subject to Outstanding Options
Joseph P. Hagan	—	—	48,000
Bruce D. Steel	—	—	—
John Walker	9,478	—	36,813
Troy Wilson	—	3,000	48,301
Kleanthis G. Xanthopoulos	—	6,000	48,301

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,594,058		$1.93	55,815
Equity compensation plans not approved by security holders	922,000	(1)	$0.62	—

Total	2,516,058			55,815

(1)	Represents 670,000 conditional stock options granted to certain executive officers and a nonstatutory stock option to purchase 252,000 shares granted as an inducement grant to our Chief Business Officer and Interim Chief Financial Officer. The conditional stock option grants are subject to approval by the Corporation’s stockholders of an amendment to the 2014 Plan while the inducement grant was granted outside of the equity compensation plans approved by security holders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of February 20, 2017, by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 20, 2017 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Zosano Pharma Corporation, 34790 Ardentech Court, Fremont, California 94555.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 19,450,274 shares of our common stock outstanding as of February 20, 2017.

Name of Beneficial Owner (1)	Shares Beneficially Owned	Percentage
5%+ Stockholders
BMV Direct SOTRS LP (2)
17190 Bernardo Center Drive
San Diego, CA 92128	2,442,429	12.56%
Amzak Capital Management, LLC(3) 980 North Federal Highway; Suite 315 Boca Raton, FL 33432	2,023,114	9.99%
FMR LLC Company (4) 245 Summer Street Boston, MA 02210	1,776,019	9.13%
Eli Lilly and Company(5) Lilly Corporate Center Indianapolis, IN 46285	1,363,636	7.01%
Directors and Named Executive Officers:
Konstantinos Alataris, Ph.D.(6)	510,298	2.57%
Georgia Erbez(7)	143,250	*
Donald Kellerman, Ph.D.(8)	60,760	*
Joseph “Jay” P. Hagan(9)	21,166	*
Bruce D. Steel	—	*
John P. Walker(10)	209,845	1.07%
Troy Wilson, Ph.D., J.D.(11)	31,379	*
Kleanthis Xanthopoulos, Ph.D.(12)	90,394	*
Current Directors and Executive Officers as a Group (10 persons)(13)	1,140,657	5.62%

*	Less than 1%
(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)	Based on information disclosed in the Schedule 13G filed by BioMed Realty Trust, Inc. with the SEC on January 19, 2016, BMV Direct SO LP holds 545,447 shares of common stock and BMV Direct SOTRS LP holds 1,896,982 shares of common stock. The sole general partner of BMV Direct SOTRS LP is BioMed Realty Holdings, Inc. The sole shareholder of BioMed Realty Holdings, Inc. and the sole general partner of BMV Direct SO LP is BioMed Realty, L.P. The sole general partner of BioMed Realty, L.P. is BioMed Realty Trust, Inc. BioMed Realty Trust, Inc. has sole voting and dispositive power with respect to the shares directly held by BMV Direct SOTRS LP and BMV Direct SO LP. Bruce D. Steel is a limited partner with a variable economic interest in each of BMV Direct SOTRS LP and BMV Direct SO LP. Mr. Steel disclaims beneficial ownership in the shares directly held by each of BMV Direct SOTRS LP and BMV Direct LP except to the extent of his pecuniary interest therein.
(3)	Based on information disclosed in the Schedule 13G filed with the SEC on January 5, 2017. Consists of: (i) 1,221,994 shares of common stock and (ii) 801,120 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 20, 2017. Michael D. Kazma may be deemed to share voting and investment power with respect to the securities held by Amzak. Under the terms of its warrants, Amzack may not exercise the warrants to the extent such exercise would cause Amzak, together with its affiliates, to beneficially own a number of common shares which would exceed 9.99% of the Company’s then outstanding common shares following such exercise, excluding for purposes of such determination common shares issuable upon exercise of the warrants which have not been exercised.
(4)	Based on information disclosed in the Schedule 13G/A filed by FMR LLC with the SEC on February 14, 2017. FMR LLC has the sole power to dispose or direct the disposition of all of such shares and the sole power to vote or direct the vote of none of such shares. Neither FMR LLC nor Edward C. Johnson 3d nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co.”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees.

(5)	Based on information disclosed in the Schedule 13G filed with the SEC on February 9, 2015. Eli Lilly and Company has the sole power to dispose or direct the disposition of, and the sole power to vote, all of such shares.
(6)	Consists of: (i) 127,389 shares of common stock held by The Alataris Family Trust, (ii) 254,778 shares of common stock issuable upon exercise of outstanding warrants issued to the Alataris Family Trust that are exercisable within the 60-day period following February 20, 2017 and (iii) options to purchase 128,131 shares of our common stock that may be exercised within 60 days of February 20, 2017. Dr. Alataris, the trustee of The Alataris Family Trust, may be deemed to have investment discretion and voting power over the securities held by The Alataris Family Trust.
(7)	Consists of: (i) 47,750 shares of common stock and (ii) 95,500 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 20, 2017.
(8)	Consists of: (i) 15,920 shares of common stock, (ii) 31,840 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 20, 2017 and (iii) 13,000 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 20, 2017.
(9)	Consists of 21,166 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 20, 2017.
(10)	Consists of: (i) 63,700 shares of common stock, (ii) 127,400 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 20, 2017 and (iii) 18,745 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 20, 2017.
(11)	Consists of: (i) 3,000 shares of common stock and (ii) 28,379 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 20, 2017.
(12)	Consists of: (i) 21,920 shares of common stock, (ii) 31,840 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 20, 2017 and (iii) 36,634 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 20, 2017. A portion of the securities reported for Dr. Zanthopoulos are held by the Xanthopoulos Family Trust, for which Dr. Zanthopoulos may be deemed to exercise voting and investment control.
(13)	Consists of: (i) 284,454 shares of common stock, (ii) 550,908 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 20, 2017 and (iii) 305,295 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 20, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Related Person Transactions

Since January 1, 2015, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Real Property Lease with BMR

We have an operating lease with BMR-34790 Ardentech Court LP, which is an affiliate of BMV Direct SOTRS LP and BMV Direct SO LP, for a 55,000 square foot facility in Fremont, California, where we operate our manufacturing operations and house our engineering, research and development and administrative employees. For the years ended December 31, 2015 and 2016, we recorded rent expense for BMR-34790 Ardentech Court LP in the amount of approximately $0.6 million for each year. In June 2015, we entered into another amendment to the lease, pursuant to which BMR-34790 Ardentech Court LP’s option to recapture a specified portion of the leased premises (comprising approximately 29,348 square feet of the approximate total 55,588 square feet of leased premises) was suspended.

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

Private Placement with Eli Lilly and Company

In November 2014, we entered into a stock purchase agreement with Eli Lilly and Company, or Lilly, pursuant to which Lilly agreed to purchase up to $15.0 million worth of our common stock in a private placement concurrent with the closing of our initial public offering, at a price per share equal to the initial public offering price. On January 30, 2015, pursuant to the stock purchase agreement and concurrent with the closing of our initial public offering, we issued and sold 1,363,636 shares of our common stock to Lilly at a price per share of $11.00 in a private placement, for an aggregate cash purchase price of $15.0 million. We received net proceeds of approximately $14.5 million from the sale of shares to Lilly in the private placement, after payment by us of a private placement fee to the representatives of the underwriters of our initial public offering. The shares of common stock issued to Lilly under the stock purchase agreement were deemed beneficially owned by Lilly in accordance with Rule 13d-3 under the Exchange Act upon the parties’ entry into the stock purchase agreement in November 2014, making Lilly a beneficial owner of more than 5% of our voting securities at that time.

Interests of Directors in our Financial Relationships

One of our directors, Bruce D. Steel, may be deemed to have an indirect material interest in our financial relationships with certain of our stockholders based on his association with such stockholders. Mr. Steel is a limited partner with a variable economic interest in each of BMV Direct SOTRS LP and BMV Direct SO LP, which entitles him to a percentage of certain distributions of these entities. Mr. Steel does not have voting or dispositive control of either of these entities. Mr. Steel disclaims beneficial ownership in our securities directly held by these entities except to the extent of his pecuniary interest therein.

Participation in our Initial Public Offering

BMV Direct SO LP purchased 26,543 shares, or an aggregate amount of $291,973 worth, of our common stock in our initial public offering in January 2015, and New Enterprise Associates 12, Limited Partnership purchased 23,457 shares, or an aggregate amount of $258,027 worth, of our common stock in our initial public offering in January 2015, in each case at the initial public offering price of $11.00 per share. The shares purchased by BMV Direct SO LP and New Enterprise Associates 12, Limited Partnership in our initial public offering were subject to lock-up agreements pursuant to which these investors agreed, subject to certain exceptions, not to dispose of or hedge any of their common stock or securities convertible into or exchangeable for shares of common stock during the 180-day period following January 26, 2015, except with the prior written consent of the representatives of the underwriters for the initial public offering.

Private Investment in Public Equity (PIPE)

In August 2016, the Company entered into a securities purchase agreement, or Purchase Agreement, between the Company and certain purchasers, including members of the Company’s Board of Directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $7.5 million. Costs related to the offering were $0.9 million. Pursuant to the Purchase Agreement, the Company sold 4,800,000 common shares at $1.32 per common share, the closing price per share on August 15, 2016, for gross proceeds of $6.3 million. Additionally, 9,600,000 warrants were sold, at a price of $0.125 per warrant, for gross proceeds of $1.2 million. Each warrant grants the holder the right to purchase one share of our common stock. The Company granted 4,800,000 Series A warrants and 4,800,000 Series B warrants. Series A warrants and Series B warrants have a per share exercise price of $1.45 and $1.55, respectively, and will expire one year and one week and five years, respectively, from the date of issuance, August 19, 2016. Certain of our directors and executive officers purchased an aggregate of 275,454 shares of common stock and an aggregate of 550,908 warrants in this offering at the same price as the other investors.

Name	Common Stock Purchased in Private Placement	Warrants Purchased in Private Placement	Aggregate Purchase Price
The Alataris Family Trust	127,389	254,778	$200,001
John Walker	63,700	127,400	100,009
Georgia Erbez	47,750	95,500	74,968
Donald J. Kellerman	15,920	31,840	24,994
Hayley Lewis	4,775	9,550	7,497
Kleanthis G. Xanthopoulos, Ph.D.	15,920	31,840	24,994

Pursuant to the Purchase Agreement, we agreed to register the resale of the shares of the common stock that we issued and any common stock issuable upon the exercise of the warrants that we issued in the private placement. In connection with the PIPE transaction, we filed a registration statement, Form S-3, with the U.S. Securities and Exchange Commission, or SEC, registering the resale of these shares of common stock and shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective by the SEC on September 23, 2016.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors that are broader in scope than the specific indemnification provisions contained in the Delaware General Corporation Law.

Policies and Procedures for Related Person Transactions

Pursuant to the charter of our audit committee, our audit committee is responsible for reviewing and approving in advance any related person transactions. For the purposes of this policy, a “related person transaction” is any transaction between us or our subsidiary and any (a) of our directors or executive officers, (b) nominee for election as a director, (c) person known to us to own more than five percent of any class of our voting securities, or (d) member of the immediate family of any such person, if the nature of such transaction is such that it would be required to be disclosed under Item 404 of Regulation S-K (or any similar successor provision).

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

Audit Committee. Reference is made to the disclosure set forth under the caption “Audit Committee” under Item 10 of Part III of the Original Filing, which disclosure is incorporated herein by reference.

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

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is comprised entirely of independent directors. The current members of our nominating and corporate governance committee are Mr. Hagan, Dr. Wilson and Dr. Xanthopoulos, and each of whom is an independent director. The nominating and corporate governance committee:

•	identifies individuals qualified to become board members;

•	recommends to the board of directors nominations of persons to be elected to the board; and

•	advises the board regarding appropriate corporate governance policies and assists the board in achieving them.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this Report:

(1) Financial Statements —See index on page F-1 to Consolidated Financial Statements on Item 8 of the Original Filing.

(2) Financial Statement Schedules —Financial statement schedules have been omitted in the Original Filing because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

(3) Index to Exhibits.

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

3.1	Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation	8-K	2/3/2015	3.1

3.2	Amended and Restated Bylaws of Zosano Pharma Corporation	8-K	2/3/2015	3.2

4.1	Specimen certificate evidencing shares of common stock of Zosano Pharma Corporation	S-1/A	7/25/2014	4.1

10.1+	Collaboration, Development and License Agreement, dated January 31, 2014, between Zosano Pharma, Inc. and Novo Nordisk A/S	S-1	6/24/2014	10.1

10.2	Notice of Termination, dated January 27, 2014, of the Amended and Restated License Agreement dated as of April 1, 2012 among Zosano Pharma, Inc. and Asahi Kasei Pharma Corporation	S-1	6/24/2014	10.2

10.3	Letter Amendment to Intellectual Property License Agreement, dated February 22, 2011 between ALZA Corporation and Zosano Pharma, Inc.	S-1	6/24/2014	10.3

10.4+	Intellectual Property License Agreement, dated as of October 5, 2006, between ALZA Corporation and The Macroflux Corporation	S-1/A	7/17/2014	10.4

10.5	Lease Agreement, dated May 1, 2007, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.9

10.6	First Amendment to Lease, dated June 20, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.10

10.7	Second Amendment to Lease, dated October 16, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.11

10.8	Third Amendment to Lease, dated April 29, 2011, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.12

10.9	Fourth Amendment to Lease, dated July 31, 2011, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.13

10.10	Fifth Amendment to Lease, dated April 1, 2012, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP	S-1	6/24/2014	10.14

10.11	Sixth Amendment to Lease, dated as of June 24, 2015, between ZP Opco, Inc. and BMR-34790 Ardentech Court LP	8-K	6/29/2015	10.5

10.12	Form of Indemnification Agreement for directors associated with an Investment Fund	S-1	6/24/2014	10.15

10.13	Form of Indemnification Agreement for directors not associated with an Investment Fund	S-1	6/24/2014	10.16

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

10.14	Loan and Security Agreement, dated as of June 3, 2014, between Zosano Pharma, Inc. and Hercules Capital, Inc.	S-1	6/24/2014	10.20

10.15	First Amendment to Loan and Security Agreement, dated as of June 23, 2015, between ZP Opco, Inc., Hercules Capital, Inc. and Hercules Capital Funding Trust 2014-1	8-K	6/29/2015	10.1

10.16	Joinder Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Capital, Inc.	S-1	6/24/2014	10.21

10.17	Supplement to Joinder Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation, Hercules Capital, Inc. and Hercules Capital Funding Trust 2014-1	8-K	6/29/2015	10.2

10.18	ZP Holdings, Inc. Pledge Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Capital, Inc.	S-1	6/24/2014	10.22

10.19	Warrant Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Capital, Inc.	S-1	6/24/2014	10.34

10.20	First Amendment to Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Capital, Inc.	8-K	6/29/2015	10.4

10.21	Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Capital, Inc.	8-K	6/29/2015	10.3

10.22#	Employment Letter Agreement, dated May 11, 2012, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona	S-1	6/24/2014	10.25

10.23#	Amendment to Employment Letter Agreement, dated January 6, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona	S-1	6/24/2014	10.24

10.24#	Amendment No. 2 to Employment Letter Agreement, dated January 16, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona	S-1	6/24/2014	10.23

10.25#	Amendment No. 3 to Employment Letter Agreement, dated May 29, 2015, among ZP Opco, Inc., Zosano Pharma Corporation and Peter Daddona	10-Q	8/13/2015	10.1

	Scientific Advisory Agreement, dated December 31, 2015, by and among Zosano Pharma Corporation, ZP Opco, Inc. and Peter Daddona	8-K	12/31/2015	10.1

10.26#	Employment Letter Agreement, dated May 11, 2012, among Zosano Pharma, Inc., ZP Holdings, Inc. and Vikram Lamba	S-1	6/24/2014	10.27

10.27#	Amendment to Employment Letter Agreement, dated December 17, 2013, among Zosano Pharma, Inc., ZP Holdings, Inc. and Vikram Lamba	S-1	6/24/2014	10.26

10.28#	Employment Letter Agreement, dated April 30, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and Winnie Tso	S-1	6/24/2014	10.17

10.29#	Employment Letter Agreement, dated September 7, 2015, among Zosano Pharma Inc., ZP Holding Inc. and Konstantinos Alataris	10-K	03/29/2016	10.29

10.30#	Amended and Restated Employer Letter Agreement, dated February 3, 2016, among Zosano Pharma Corporation, ZP Opco, Inc. and Konstantinos Alataris	8-K	03/16/2016	10.1

10.31	Independent Director Agreement, dated as of March 28, 2013, between ZP Holdings, Inc. and Kleanthis G. Xanthopoulos	S-1	6/24/2014	10.29

10.32	Letter Amendment to Independent Director Agreement, dated July 15, 2013, between ZP Holdings, Inc. and Kleanthis G. Xanthopoulos	S-1	6/24/2014	10.28

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

10.33#	ZP Holdings, Inc. 2012 Stock Incentive Plan	S-1	6/24/2014	10.30

10.34#	Form of Incentive Stock Option under ZP Holdings, Inc. 2012 Stock Incentive Plan	S-1	6/24/2014	10.31

10.35#	Form of Non-Statutory Stock Option under ZP Holdings, Inc. 2012 Stock Incentive Plan	S-1	6/24/2014	10.32

10.36#	ZP Holdings, Inc. 2014 Equity and Incentive Plan	S-1	6/24/2014	10.33

10.37#	Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan	10-K	3/26/2015	10.33

10.38	Note Purchase Agreement, dated as of September 9, 2013, among ZP Holdings, Inc., BMV Direct SO LP, BMV Direct SOTRS LP, New Enterprise Associates 12, Limited Partnership, ProQuest Investments IV, L.P. and ProQuest Management LLC	S-1	6/24/2014	4.2

10.39	Form of Subordinated Convertible Promissory Note dated September 9, 2013	S-1	6/24/2014	4.3

10.40	First Amendment, dated as of June 3, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated September 9, 2013	S-1	6/24/2014	4.8

10.41	Second Amendment, dated as of September 4, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated September 9, 2013	S-1/A	12/10/2014	4.10

10.42	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BMV Direct SO LP, New Enterprise Associates 12, Limited Partnership, ProQuest Investments IV, L.P., ProQuest Management LLC, Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.36

10.43	Note Purchase Agreement, dated as of February 26, 2014, among ZP Holdings, Inc., BMV Direct SO LP, BMV Direct SOTRS LP and New Enterprise Associates 12, Limited Partnership	S-1	6/24/2014	4.4

10.44	Form of Subordinated Convertible Promissory Note dated February 26, 2014	S-1	6/24/2014	4.5

10.45	First Amendment, dated as of June 3, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated February 26, 2014	S-1	6/24/2014	4.9

10.46	Second Amendment, dated as of September 4, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated February 26, 2014	S-1/A	12/10/2014	4.11

10.47	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BMV Direct SO LP, New Enterprise Associates 12, Limited Partnership, Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Capital, Inc.	S-1	6/24/2014	10.37

10.48	Note Purchase Agreement, dated as of December 2, 2014, among Zosano Pharma Corporation, BMV Direct SOTRS LP and New Enterprise Associates 12, Limited Partnership	S-1/A	12/10/2014	4.12

10.49	Form of Subordinated Convertible Promissory Note dated December 2, 2014	S-1/A	12/10/2014	4.13

10.50	Subordination Agreement, dated as of December 2, 2014, among BMV Direct SOTRS LP, New Enterprise Associates 12, Limited Partnership, ZP Opco, Inc., Zosano Pharma Corporation and Hercules Capital, Inc.	S-1/A	12/10/2014	10.40

10.51	Letter Agreement, dated January 9, 2015, regarding Subordinated Convertible Promissory Notes dated September 9, 2013, February 26, 2014 and December 2, 2014	S-1/A	1/9/2015	4.14

10.52	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BioMed Realty Holdings, Inc., Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc.	S-1	6/24/2014	10.35

Exhibit		Incorporated by Reference			Filed
Number	Description	Form	Date	Number	Herewith

10.53	Independent Director Agreement, dated as June 23, 2014, between Zosano Pharma Corporation and Troy Wilson	S-1	6/24/2014	10.39

10.54+	Collaboration, Development and License Agreement, dated as of November 21, 2014, between ZP Opco, Inc. and Eli Lilly and Company	S-1/A	12/10/2014 and 1/20/2015	10.41

10.55	Amendment No. 1 to Collaboration, Development and License Agreement, dated as of August 11, 2015, between ZP Opco, Inc. and Eli Lilly and Company	8-K	8/17/2015	10.1

10.56	Common Stock Purchase Agreement, dated as of November 21, 2014, between Zosano Pharma Corporation and Eli Lilly and Company	S-1/A	12/10/2014	10.42

10.57#	Amended and Restated Employment Letter Agreement, dated February 3, 2016, among Zosano Pharma Corporation, ZP Opco, Inc. and Konstantinos Alataris.	8-K	2/4/2016	10.1

10.58#	Consulting Agreement between the Company and Georgia Erbez, dated June 15, 2016	8-K	6/17/2016	10.1

10.59#	Employment Letter Agreement, dated September 7, 2016, among Zosano Pharma Corporation, ZP Opco, Inc. and Georgia Erbez.	8-K	9/9/2016	10.1

10.60	Securities Purchase Agreement, dated August 15, 2016, by and among Zosano Pharma Corporation and the Investors defined therein	8-K	8/16/2016	10.1

10.61#	Employment Letter Agreement, dated May 1, 2015, between Zosano Pharma, Inc. and Donald Kellerman				X

10.62#	Employment Letter Agreement, dated September 14, 2015, between Zosano Pharma, Inc. and Hayley Lewis				X

21.1	List of Subsidiaries of the Registrant	10-K	3/1/2017	22.1

23.1	Consent of Independent Registered Public Accounting Firm	10-K	3/1/2017	23.1

31.1	Certification of Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer, as required by rules 13a-14(a) and 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)	10-K	3/1/2017	32.1

101.INS	XBRL Instance Document	10-K	3/1/2017	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	3/1/2017	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	3/1/2017	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	3/1/2017	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	3/1/2017	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	3/1/2017	101.PRE

+	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission
# Management	contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOSANO PHARMA CORPORATION

By:	/s/ Georgia Erbez
Georgia Erbez
Chief Business Officer and Interim Chief Financial Officer
Date:	March 3, 2017