Form 10-Q
period 2017-03-31
Zosano Pharma Corp
filed 2017-05-09
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017, the registrant had a total of 39,200,097 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$37,341	$15,003
Prepaid expenses and other current assets	762	273

Total current assets	38,103	15,276
Restricted cash	35	35
Property and equipment, net	4,904	5,455
Other long-term assets	140	140

Total assets	$43,182	$20,906

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$907	$1,445
Accrued compensation	1,419	1,377
Secured promissory note (including accrued interest), net of issuance costs, current portion	6,106	5,992
Other accrued liabilities	1,126	1,005

Total current liabilities	9,558	9,819
Deferred rent	52	52
Secured promissory note (including accrued interest), net of issuance costs	5,049	6,550

Total liabilities	14,659	16,421
Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 39,190,619 and 16,815,997 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	2
Additional paid-in capital	232,285	201,252
Accumulated deficit	(203,766)	(196,769)

Stockholders’ equity	28,523	4,485

Total liabilities and stockholders’ equity	$43,182	$20,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016

Revenue	$-	$-
Operating expenses:
Research and development	4,626	5,622
General and administrative	2,122	2,176

Total operating expenses	6,748	7,798

Loss from operations	(6,748)	(7,798)
Other expense:
Interest expense, net	(247)	(316)
Other expense, net	(2)	(1)

Loss before provision for income taxes	(6,997)	(8,115)
Provision for income taxes	-	-

Net loss	(6,997)	(8,115)
Other comprehensive gain:
Unrealized gain on marketable securities, net of tax effect	-	39

Comprehensive loss	$(6,997)	$(8,076)

Net loss per common share – basic and diluted	$(0.34)	$(0.68)

Weighted-average shares used in computing net loss per common share – basic and diluted	20,335	11,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,997)	$(8,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	628	622
Stock-based compensation	233	312
Amortization of debt discount/accretion of premium	(6)	(8)
Accrued interest	30	112
Deferred rent	-	5
Change in operating assets and liabilities:
Interest receivable	-	28
Prepaid expenses and other assets	(489)	(1,219)
Accounts payable	(538)	195
Accrued compensation and other accrued liabilities	163	(272)

Net cash used in operating activities	(6,976)	(8,340)

Cash flow from investing activities:
Purchase of property and equipment	(77)	(204)
Proceeds from maturities of investments in marketable securities	-	8,460
Decrease in other investment	-	(2)

Net cash provided by (used in) investing activities	(77)	8,254

Cash flow from financing activities:
Proceeds from public offering of securities, net of underwriting commissions, discounts and other offering costs	26,623	-
Proceeds from exercise of warrants and issuance of common stock	4,041	-
Payment of loan principal	(1,410)	-
Proceeds from exercise of stock options and issuance of common stock	137	1

Net cash provided by financing activities	29,391	1

Net increase (decrease) in cash and cash equivalents	22,338	(85)
Cash and cash equivalents at beginning of period	15,003	6,646

Cash and cash equivalents at end of period	$37,341	$6,561

Supplemental cash flow information:
Interest paid	$231	$301
Non-cash investing activities:
Acquisition of property and equipment under accounts payable	$16	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zosano Pharma Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

1.	Organization

The Company

 Zosano Pharma Corporation (“the Company”) is a clinical stage pharmaceutical company focused on providing rapid symptom relief to patients using the Company’s proprietary intracutaneous delivery system to administer drugs through the skin. The Company is focused on developing products that deliver established molecules with known safety and efficacy profiles primarily for treatment of central nervous system indications. Our intracutaneous technology offers rapid onset, consistent drug delivery, improved ease of use and room-temperature stability benefits that we believe would provide a potentially favorable alternative to using oral formulations or injections.

As of March 31, 2017, Zosano Pharma Corporation has one wholly owned subsidiary, ZP Opco, Inc. (“Opco”) through which the Company conducts its primary research and development activities.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Use of Estimates

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

Liquidity and Substantial Doubt in Going Concern

 The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. As of March 31, 2017, the Company has an accumulated deficit of $203.8 million, as well as recurring operating losses and negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the next twelve months from issuance of these financial statements.

The Company has financed its operations primarily through the sale of equity securities, debt financing and payments received under its former licensing and collaboration agreements with pharmaceutical companies. To date, none of the Company’s product candidates have been approved by the Food and Drug Administration for sale. The Company will continue to require additional financing to develop its product candidates and fund operating losses. Management intends to seek capital to support the Company’s initiatives through equity or debt financing, collaboration or other arrangements with corporate partners, and/or other sources of financing. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all. Although management has been successful in raising capital in the past, most recently in March 2017, there can be no assurance that the Company will be successful, or that any needed financing will be available in the future at terms acceptable to the Company.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of this filing. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Consolidation

The condensed consolidated financial statements include the accounts of Zosano Pharma Corporation and Opco. Intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’ s Annual Report on Form 10-K for the year ended December 31, 2016.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs related to (i) furthering the Company’s research and development efforts, and (ii) designing and manufacturing the Company’s intracutaneous microneedle patch and applicator for the Company’s clinical and nonclinical studies.

Net Loss Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted- average number of common shares outstanding during the period, without consideration for potential dilutive common stock equivalents. Diluted net income (loss) per common share is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock are considered potential dilutive common stock equivalents. For the three months ended March 31, 2017 and 2016, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	March 31,
	2017		2016
	(unaudited; in shares)
Warrants to purchase common stock	6,946,340		72,379
Options to purchase common stock	1,786,000	(1)	1,383,319

	8,732,340		1,455,698

(1) Total does not include 670,000 conditional stock options granted to certain executives since these grants are subject to approval by the Corporation’s shareholders of an amendment of the 2014 Plan.

 Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (ASU) 2017-05, Other Income Gain and Losses from the Derecognition of Nonfinancial Assets. Under ASU 2017-05, all entities are required to derecognize or deconsolidate a business or nonprofit activity in accordance with Topic 810. The amendments in this update also simplifies Generally Accepted Accounting Principles (“GAAP”) by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments are effective for annual reporting periods after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company is currently evaluating the impact of this accounting standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows. This ASU provides guidance on the presentation of cash, cash equivalents and restricted cash in the statement of cash flows to reduce the current diversity in practice. The amendments in this update are effective for public business entities for fiscal year beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This Update is part of the FASB’s simplification initiative. The areas of simplification involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company has adopted this standard for its fiscal year 2017. Adoption of this standard will not have a material impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize substantially all leases on the balance sheet as a right-of-use asset and recognize a corresponding lease liability. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this accounting standard.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU2014-09”), which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contract with Customers: Deferral of the Effective Date. This guidance will be effective for fiscal years (and interim periods within those years) beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosure to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarified the implementation guidance on principal versus agent considerations (ASU2016-08), on identifying performance obligations and licensing (ASU2016-10), and on narrow-scope improvements and practical expedients (ASU2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). In our ongoing evaluation of the impact of these ASUs, the Company believes the adoption of these ASUs will not have a material impact on the financial statements.

3.	Cash, Cash Equivalents and Investments

The following is a summary of the Company’s cash, cash equivalents, and marketable securities investments for each of the periods presented:

	March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited; in thousands)
Cash in bank	$31,671	$-	$-	$31,671
Money market funds	5,670	-	-	5,670
Certificates of deposit (restricted)	35	-	-	35

	$37,376	$-	$-	$37,376

Classified as:
Cash and cash equivalents				$37,341
Restricted cash				35

				$37,376

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash in bank	$3,342	$-	$-	$3,342
Money market funds	11,661	-	-	11,661
Certificates of deposit (restricted)	35	-	-	35

	$15,038	$-	$-	$15,038

Classified as:
Cash and cash equivalents				$15,003
Restricted cash				35

				$15,038

4.	Fair Value of Financial Instruments

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

The following tables set forth the fair value of the Company’s financial instruments for each of the periods presented:

	March 31, 2017
	Level I	Level II	Level III	Total
	(unaudited; in thousands)
Financial Assets:
Money market funds	$5,670	$-	$-	$5,670

Total financial assets	$5,670	$-	$-	$5,670

	December 31, 2016
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market funds	$11,661	$-	$-	$11,661

Total financial assets	$11,661	$-	$-	$11,661

5.	Property and Equipment

The following summarizes the Company’s property and equipment for each of the periods presented (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Laboratory and office equipment	$1,112	$1,127
Manufacturing equipment	10,833	10,857
Computer equipment and software	314	314
Leasehold improvements	15,694	15,694
Construction in progress	2,023	1,961

	29,976	29,953
Less: accumulated depreciation	(25,072)	(24,498)

	$4,904	$5,455

Depreciation and amortization expense was approximately $0.6 million for both the three months ended March 31, 2017 and 2016.

6.	Debt Financing

In June 2014, the Company entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) which provided the Company $4.0 million in debt financing. In June 2015, the Company entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (“the Hercules Term Loan”). Upon the execution of the first amendment to the loan and security agreement, the Company used approximately $11.4 million of the Hercules Term Loan to prepay all amounts owing under the secured promissory note held by BMV Direct SOTRS LP, an affiliate of BioMed Realty Holdings, Inc. BMV Direct SOTRS LP owns more than 5% of our common stock and therefore is a beneficial owner of the Company.

The first amendment to the loan and security agreement with Hercules provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. The interest rate on the secured loan with Hercules was 7.95% as of March 31, 2017 and December 31, 2016. In addition, the Company will be obligated to pay a $100,000 legacy end of term charge on the earlier of June 1, 2017 or the date the Company prepays the Hercules Term Loan and a $351,135 end of term charge on the earlier of loan maturity or at the date the Company prepays the Hercules Term Loan. The Company may prepay all, but not less than all, of the Hercules Term Loan subject to a 0.5% prepayment charge of the then outstanding principal if prepaid on or after June 23, 2016 but prior to June 23, 2017, with no prepayment charge if prepaid thereafter. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties.

See Note 8 for a discussion of warrants to purchase common stock issued to Hercules in connection with the Hercules Term Loan.

The following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs for the periods persented (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Principal amount	$10,712	$12,122
Less: unamortized debt issuance costs	(32)	(41)
unamortized fair value of free standing warrant	(57)	(75)
Plus: unamortized fair value debt premium	109	143
accrued terminal interest	350	310
accrued interest	73	83

Secured promissory note, net of unamortized debt issuance cost and premium	$11,155	$12,542

Secured promissory note, current portion	6,106	5,992
Secured promissory note, long-term portion	5,049	6,550

Secured promissory note, net of unamortized debt issuance cost and premium and accrued interest	$11,155	$12,542

Interest expense on the Company’s secured promissory note was $0.3 million for both the three months ended March 31, 2017 and 2016.

7.	Commitments and Contingencies

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

Rental expense under the related party operating leases was $0.2 million for both the three months ended March 31, 2017 and 2016.

As of March 31, 2017, future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows:

Total
(unaudited; in thousands)
2017	$479
2018	650
2019	164

$1,293

8.	Stockholders’ Equity

On March 22, 2017, the Company closed on a registered public offering of 19,550,000 shares of common stock at a price of $1.50 per share, which included the exercise in full by the underwriters of their over-allotment option to purchase up to 2,550,000 additional shares of common stock. The total proceeds from the offering were $26.6 million, net of underwriter’s discounts and commissions and offering expenses.

In August 2016, the Company completed a private investment in public equity transaction (“PIPE Financing”). The Company entered into a Securities Purchase Agreement with various purchasers, including members of the Company’s Board of Directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $7.5 million. Costs related to the offering were $0.9 million. Pursuant to the Purchase Agreement, the Company sold 4,800,000 common shares at $1.32 per common share, the closing price per share on August 15, 2016, for gross proceeds of $6.3 million. Additionally, 9,600,000 warrants were sold, at a price of $0.125 per warrant, for gross proceeds of $1.2 million. Each warrant grants the holder the right to purchase one share of the Company’s common stock. The Company granted 4,800,000 Series A Warrants and 4,800,000 Series B Warrants. Series A Warrants and Series B Warrants have a per share exercise price of $1.45 and $1.55, respectively, and will expire one year and one week and five years, respectively, from the date of issuance, August 19, 2016. Certain of our directors and executive officers purchased an aggregate of 275,454 shares of common stock and an aggregate of 550,908 warrants in this offering at the same price as the other investors. In connection with the PIPE Financing, the Company filed a registration statement, Form S-3, with the U.S. Securities and Exchange Commission (“SEC”) registering for resale the shares of common stock and shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective by the SEC on September 23, 2016.

The Company issued warrants to purchase common stock to Hercules in connection with the Hercules Term Loan entered into in June 2014 loan and security agreement and the June 2015 first amendment to the Hercules Term Loan. The warrants are exercisable, in whole or in part, any time before their expiration date as set forth below. See Note 6 for a discussion the Hercules Term Loan.

Below is a table summarizing the warrants issued and outstanding for each of the periods presented (unaudited):

	Warrants Outstanding as of As of December 31, 2016	Warrants Exercised	Warrants Outstanding As of March 31, 2017	Exercise Price	Expiration Date
PIPE Financing - Series A	4,800,000	1,844,214	2,955,786	$1.45	8/26/2017
PIPE Financing - Series B	4,800,000	881,825	3,918,175	$1.55	8/19/2021
Hercules - June 2014	31,674	-	31,674	$8.84	1/27/2020
Hercules - June 2015	40,705	-	40,705	$7.37	6/23/2020

Total	9,672,379	2,726,039	6,946,340

As of March 31, 2017, the Company had 6,946,340 warrants outstanding classified as equity warrants. Each warrant grants the holder the right to purchase one share of our common stock. Equity warrants are recorded at their relative fair market value in the shareholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and does not have any anti-dilution or price resent provision. During the three months ended March 31, 2017, warrants were exercised to purchase 2,726,039 shares common stock for proceeds of $4.0 million.

9.	Stock-Based Compensation

In connection with the Company’s Initial Public Offering (“IPO”) of its common stock in January 2015, the Company’s board of directors terminated the Company’s 2012 Stock Incentive Plan (“2012 Plan”) effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan. However, the awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan. In July 2014, the board of directors and the stockholders of the Company adopted the 2014 Equity and Incentive Plan (“2014 Plan”), which became effective upon the closing of the IPO. As of March 31, 2017, options to purchase 1,329,232 shares of common stock were outstanding under the 2014 Plan with exercises prices ranging from $0.57 to $9.29 with a weighted average price of $1.95. Pursuant to the “evergreen” provision in the 2014 Plan, an additional 359,008 shares were automatically allocated for distribution under the 2014 Plan as of January 1, 2017.

On September 7, 2016, the Company awarded an inducement option grant to our Chief Business Officer to purchase 252,000 shares of our common stock at an exercise price of $0.77 per share. On January 19, 2017, the Company awarded an inducement option to a new employee to purchase 35,000 shares of our common stock at an exercise price of $1.14 per share. These inducement option grants were issued outside of the existing equity compensation plans in accordance with NASDAQ listing rule 5635(c)(4). The inducement grants have a term of 10 years and vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company and monthly, thereafter, so that the option is fully vested on the fourth anniversary of the vesting start date.

On November 2, 2016, the Company granted a total of 670,000 conditional stock options at $0.57 per share to certain executive officers. The grants are subject to approval by the Corporation’s stockholders of an amendment to the 2014 Plan that would increase the number of shares available for issuance by an amount sufficient to cover the new grants.

The following table summarizes option and award activity, excluding conditional grants and inducement grants, for the three months ended March 31, 2017 (unaudited):

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	55,815	1,594,058	$1.93	8.45	$18,900
Additional shares reserved	359,008	-	$-
Options granted	(23,000)	23,000	$1.14
Options exercised	-	(98,583)	$1.40
Options cancelled/forfeited	19,475	(19,475)	$2.56

Balance at March 31, 2017	411,298	1,499,000	$1.94	8.84	$639,233

Exercisable at March 31, 2017		503,614	$2.34	8.15	$109,183

Vested or expected to vest at March 31, 2017		1,433,268	$1.97	8.81	$587,971

The aggregate intrinsic values of options outstanding and exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing market value of the Company’s common stock as reported on NASDAQ as of March 31, 2017.

The following table summarizes the composition of stock options outstanding and exercisable under the 2012 Plan and the 2014 Plan and it excludes conditional grants and inducement grants, as of March 31, 2017 (unaudited):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.57 - $0.57	90,000	9.59	$0.57	29,998	$0.57
$0.85 - $0.85	400,000	9.73	$0.85	-	$-
$1.14 - $2.11	180,780	6.95	$1.36	133,922	$1.39
$2.26 - $2.26	328,394	8.71	$2.26	103,869	$2.26
$2.34 - $9.29	499,826	8.78	$3.06	235,825	$3.14

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for grants under the approved option plans, conditional grants, and inducement grants, was as follows (unaudited):

	Three months ended March 31,
	2017	2016
	(in thousands)
Research and development	$61	$139
General and administrative	172	173

	$233	$312

As of March 31, 2017, the Company had $2.4 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.23 years.

The Company uses the Black-Scholes model for valuing its options and awards granted to employees and non-employees. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several of the Company’s publicly listed peers as the Company does not have sufficient trading history to use the volatility of its own common stock. To estimate the expected term, the Company has opted to use the simplified method which is the use of the midpoint of the vesting term and the contractual term.

The Company did not record stock-based compensation in connection with non-employee grants for the three months ended March 31, 2017. The following table illustrates the input assumptions used to value employee stock option grants for the three months ended March 31, 2017 and 2016 (unaudited):

	For the three months ended March 31,
	2017	2016
Dividend yield	0%	0%
Risk-free interest rate	2.13%	1.97%
Expected volatility	89%	89%
Expected term (years)	6.08	6.08

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on March 1, 2017. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “continue,” “goal,” “would,” “could,” “might,” “project,” “anticipate,” “intend,” “forecast,” “designated,” “approximate,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or negatives of these words and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

Zosano Pharma and its subsidiary (“the Company”) is a clinical stage pharmaceutical company that has developed a proprietary intracutaneous delivery system. It can offer rapid absorption of drug while avoiding the gastrointestinal tract (“GI tract”), consistent drug delivery and room-temperature stability, benefits that we believe differentiate our delivery platform from other non-oral formulations or injections. By focusing our development efforts on the delivery of established molecules with known safety and efficacy and premium pricing, we plan to reduce our clinical and regulatory risk and development costs and accelerate our time to commercialize.

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

Our development efforts are focused on our product candidate, M207. M207 is our proprietary formulation of zolmitriptan coated onto our patented intracutaneous microneedle patch, which is then applied with our proprietary applicator to ensure uniform and consistent application. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of M207 is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding GI tract. In July 2016, we announced the dosing of the first subject in the M207 pivotal efficacy trial, known as the ZOTRIP trial.

In February 2017, we announced the completion and results of our ZOTRIP pivotal efficacy trial for M207. Our ZOTRIP trial was a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of M207 (1.0mg, 1.9mg, and 3.8mg) to placebo for the treatment of a single migraine attack. The ZOTRIP trial results demonstrated that the 3.8mg M207 dose achieved statistically significant pain freedom and most bothersome symptom freedom at two hours. While the 1.0mg and 1.9mg doses of M207 demonstrated statistical significance in pain freedom at two hours, they did not achieve statistical significance in freedom from most bothersome symptoms at two hours.

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

M207 Clinical Trial

We are planning to meet with the FDA to confirm the dose and design of the study in order to start the safety study later this year. We will require additional financing to complete this safety study. Consistent with FDA feedback, the safety study is designed to include a total of 250 subjects, who historically had experienced two to eight migraines per month, with the goals of 150 subjects completing at least six months dosing and 50 subjects completing 12 months of dosing. The safety study is planned to be an open-label study with investigator visits at months one, two, three, six, nine and twelve to record adverse events. The primary objective of the safety study is to measure adverse events and local tolerability during repeated administration. Other endpoints are electrocardiography, and laboratory parameters, as well as percentage of headaches with pain-free response.

While we are considering pursuing clinical development and regulatory approval of our M207 product candidate through commercialization, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success.

In March 2017, we closed an underwritten public offering pursuant to a registration statement on Form S-1 of 19,550,000 shares of our common stock sold at a price of $1.50 per share, including 2,550,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock. The proceeds from the offering were $29.3 million, and the net proceeds to us, after deducting underwriting discounts, commissions and reimbursable costs of approximately $2.2 million and offering expenses of approximately $0.5 million, were approximately $26.6 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our results of operations, liquidity and financial condition.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“the JOBS Act”). Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

There have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2017, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Financial Operations Overview

As of March 31, 2017, we had an accumulated deficit of $ 203.8 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization.

We expect our research and development expenses related to clinical trials to increase significantly as we continue to advance our product candidates through clinical development. Because of the numerous risks and uncertainties associated with our technology and drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability.

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our proprietary product candidates. We recognize all research and development costs as they are incurred.

Research and development expenses consist of:

•	production costs which include, but are not limited to, employee-related expenses, including salaries, benefits and stock-based compensation expense, and fees paid to conduct nonclinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of our intracutaneous microneedle patch system, including fees paid to contract manufacturing organizations or CMOs;

•	fees paid to contract research organizations (“CROs”) clinical consultants, clinical trial sites and vendors, including institutional review boards (“IRBs”), in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	fees paid to conduct clinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	other consulting fees paid to third parties; and

•	allocation of certain shared costs, such as facilities-related costs and information technology (“IT”) support services.

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

Other expenses

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our debt and the amortization of debt discount and issuance costs. Interest expense for the three months ended March 31, 2017 and 2016 reflects accrued and paid interest related to the term loan with Hercules Capital, Inc., or Hercules, and the related amortization of debt discount and issuance costs.

Other expense, net. Other income or expense consists of certain miscellaneous income or expenses that are not included in other categories of the condensed consolidated statements of operations. (See detailed explanations under the subheading, Results of Operations).

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016

In connection with our decision to concentrate on the clinical development of M207, in March of 2016 we streamlined our organization and implemented a workforce reduction with the objective of reducing our expenses and reinvesting the savings from the workforce reduction in our M207 clinical development efforts.

Research and development expenses

	Three months ended March 31,		Change
	2017	2016	Amount	%
	(In thousands)
Research and development	$4,626	$5,622	$ (996)	(18%)

Research and development expenses decreased approximately $1.0 million, or 18%, for the three months ended March 31, 2017 as compared to the same period in 2016. The decrease was primarily driven by approximately $0.5 million decrease in compensation and benefits resulting from the workforce reduction program associated with our strategic realignment and approximately $0.5 million decrease in costs for the M207 efficacy study. These decreases were partially offset by an increase of approximately $0.1 million in preclinical projects costs.

General and administrative expenses

	Three months ended March 31,		Change
	2017	2016	Amount	%
	(In thousands)
General and administrative	$ 2,122	$ 2,176	$ (54)	(2%)

General and administrative expenses decreased approximately $54,000, or 2%, for the three months ended March 31, 2017 as compared to the same period in 2016. General and administrative expenses were essentially unchanged over the comparable periods, and were primarily composed of personnel, legal, consulting costs and stock-based compensation expense.

Other expense, net

	Three months ended March 31,		Change
	2017	2016	Amount	%
	(In thousands)
Interest expense, net	$ (247)	$ (316)	$ 69	22%
Other expense, net	(2)	(1)	(1)	(100%)

Interest expense, net decreased approximately $69,000, or 22%, for the three months ended March 31, 2017 as compared to the same period in 2016. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the three months ended March 31, 2017 as compared to the same period in 2016. Other expense, net was nearly unchanged for the three months ended March 31, 2017 as compared to the same period in 2016.

Liquidity and Capital Resources

Since our inception in October 2006, we have funded our operations primarily through a combination of equity offerings, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of March 31, 2017, had an accumulated deficit of $203.8 million. We expect to incur additional losses in the future to conduct research and development of our M207 product candidate and to conduct pre-commercialization manufacturing activities. As of March 31, 2017, we had approximately $37.3 million in cash and cash equivalents. Presently, we do not have sufficient cash resources to meet our plans in the next twelve months following the issuance of these financial statements.

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

We will continue to require additional financing to develop our product candidates and fund operating losses. Our plans to meet our operating cash flow requirements include financing activities such as private placements of our common stock, preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate sources. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including, but not limited to:

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

These factors raise substantial doubt regarding our ability to continue as a going concern within one year after the issuance date of this filing. There are no assurances that such additional funding will be achieved and that we will succeed in our future operations. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(6,976)	$(8,340)
Investing activities	(77)	8,254
Financing activities	29,391	1

Net increase (decrease) in cash and cash equivalents	$22,338	$(85)

Operating Cash Flow: Net cash used in operating activities was approximately $7.0 million and $8.3 million for the three months ended March 31, 2017 and 2016, respectively. Net cash used during the first three months of 2017 was primarily due the closing costs of the M207 efficacy study and professional fees and administrative expenses incurred in the course of our continuing operations. Net cash used during the first three months of 2016 was primarily due to personnel costs related to the manufacturing of our M207 clinical trial materials, preclinical studies costs, certain termination benefits paid to a former executive, costs associated with our workforce reduction in March 2016, professional fees and administrative expenses incurred in the course of our continuing operations.

Investing Cash Flow: Net cash used in investing activities during the first three months of 2017 was approximately $77,000 as compared to net cash provided by investing activities of $8.3 million in the same period of 2016. Net cash used in investing activities during the first three months of 2017 was due to purchases of property, plant, and equipment. Net cash provided by investing activities during the first three months of 2016 was primarily the result of the maturity of certain marketable securities in our investment portfolio.

Financing Cash Flow: Net cash provided by financing activities was approximately $29.4 million and $1,000 for the three months ended March 31, 2017 and 2016, respectively. Net cash generated by financing activities for the first three months of 2017 was primarily due to proceeds from a registered public offering of $26.6 million, net of underwriter’s discounts, commissions, and offering expenses and to warrant exercises to purchase 2,726,039 shares common stock for proceeds of $4.0 million. Net cash generated by financing activities during first three months of 2016 was due to proceeds from stock option exercise. These increases were partially offset by payments on the Hercules Term Loan of approximately $1.4 million for the first three months of 2017.

Contractual Obligations and Commitments

Our primary contractual obligations as of March 31, 2017 consist of operating leases of approximately $1.3 million and long-term debt obligations of approximately $12.0 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases. Long-term debt obligations include our secured term loan facility with Hercules Capital, Inc. (“Hercules”).

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits. Therefore, the Company is exposed to credit risk when the Company’s cash balances exceed FDIC insurance limits.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for the Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. We had cash and cash equivalents of $37.3 million as of March 31, 2017, which consisted of bank deposits and money market funds. The cash and cash equivalents are held for working capital purposes and such interest-earning instruments carry a degree of interest rate risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances exceed the maximum amounts insured by the FDIC.

The interest rate on our outstanding term loan is variable. To date, fluctuations in interest income and expense have not been significant. However, fluctuations in market interest rates in the future could have a material impact on our financial condition and results of operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.         Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.       Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2017. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

As previously announced on our Form 8-K filed with the SEC on April 10, 2017, we will hold our 2017 Annual Meeting of Stockholders (“the 2017 Annual Meeting”) on Wednesday, May 31, 2017, at 8:30 a.m., Pacific time. The record date for determining stockholders entitled to notice of, and to vote at, the 2017 Annual Meeting was April 26, 2017.

Because the 2017 Annual Meeting will be held more than 30 days before the anniversary of the 2016 annual meeting of stockholders, any stockholder proposal or director nomination for consideration at our 2017 Annual Meeting had to be submitted to the Secretary of the Company no later than 5:00 p.m., Pacific time, on April 20, 2017. Any such stockholder proposal or director nomination had to comply with our Bylaws as well as the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (including the rules and regulations thereunder). We did not receive any stockholder proposals or director nominations for the 2017 Annual Meeting.

Item 6.         Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2017	Zosano Pharma Corporation (Registrant)

/s/ John Walker
John Walker
Interim Chief Executive Officer

/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer and Chief Business Officer

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