Form 10-Q
period 2017-06-30
Zosano Pharma Corp
filed 2017-08-10
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 4, 2017, the registrant had a total of 39,230,097 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$21,159	$15,003
Short-term investments in marketable securities	7,066	-
Prepaid expenses and other current assets	1,166	273

Total current assets	29,391	15,276
Restricted cash	35	35
Property and equipment, net	4,798	5,455
Other long-term assets	420	140

Total assets	$34,644	$20,906

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,208	$1,445
Accrued compensation	1,146	1,377
Secured promissory note (including accrued interest), net of issuance costs, current portion	6,118	5,992
Other accrued liabilities	572	1,005

Total current liabilities	9,044	9,819
Deferred rent	127	52
Secured promissory note (including accrued interest), net of issuance costs	3,516	6,550

Total liabilities	12,687	16,421
Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of June 30, 2017, and December 31, 2016; 39,220,097 and 16,815,997 shares issued and outstanding as of June 30, 2017, and December 31, 2016, respectively	4	2
Additional paid-in capital	232,467	201,252
Accumulated deficit	(210,512)	(196,769)
Other comprehensive loss	(2)	-

Stockholders’ equity	21,957	4,485

Total liabilities and stockholders’ equity	$34,644	$20,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Operating expenses:
Research and development	4,363	4,298	8,989	9,920
General and administrative	2,188	1,951	4,310	4,127

Total operating expenses	6,551	6,249	13,299	14,047

Loss from operations	(6,551)	(6,249)	(13,299)	(14,047)
Other income (expense):
Interest expense, net	(207)	(321)	(454)	(637)
Other income, net	12	50	10	49

Loss before provision for income taxes	(6,746)	(6,520)	(13,743)	(14,635)
Provision for income taxes	-	-	-	-

Net loss	(6,746)	(6,520)	(13,743)	(14,635)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax effect	(2)	(37)	(2)	2

Comprehensive loss	$(6,748)	$(6,557)	$(13,745)	$(14,633)

Net loss per common share – basic and diluted	$(0.17)	$(0.54)	$(0.46)	$(1.22)

Weighted-average shares used in computing net loss per common share – basic and diluted	39,200	12,012	29,820	11,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,743)	$(14,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,261	1,245
Stock-based compensation	416	665
Gain on sale of equipment	(13)	(51)
Amortization of debt discount/accretion of premium	(11)	-
Accretion of interest	48	185
Deferred rent	75	6
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,156)	(297)
Accounts payable	(236)	(322)
Accrued compensation and other accrued liabilities	(766)	(526)

Net cash used in operating activities	(14,125)	(13,730)

Cash flow from investing activities:
Purchase of property and equipment	(625)	(307)
Proceeds from sales of property and equipment	22	63
Purchase of marketable securities	(7,071)	-
Proceeds from maturities of investments in marketable securities	-	17,392
Increase in other investment	-	(13)

Net cash provided by (used in) investing activities	(7,674)	17,135

Cash flow from financing activities:
Proceeds from public offering of securities, net of underwriting commissions, discounts and other offering costs	26,623	-
Proceeds from exercise of warrants and issuance of common stock	4,041	-
Payment of loan principal	(2,846)	-
Proceeds from exercise of stock options and issuance of common stock	137	6

Net cash provided by financing activities	27,955	6

Net increase in cash and cash equivalents	6,156	3,411
Cash and cash equivalents at beginning of period	15,003	6,646

Cash and cash equivalents at end of period	$21,159	$10,057

Supplemental cash flow information:
Interest paid	$540	$606
Non-cash investing activities:
Acquisition of property and equipment under accounts payable	$7	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zosano Pharma Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

1.	Organization

The Company

 Zosano Pharma Corporation (“the Company”) is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray (“ADAM”) technology. The Company recently announced positive results from our ZOTRIP study that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. Zosano is focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. The Company anticipates that many of its current and future development programs may enable the Company to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

As of June 30, 2017, Zosano Pharma Corporation has one wholly owned subsidiary, ZP Opco, Inc. (“Opco”) through which the Company conducts its primary research and development activities.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the periods reported. Actual results could differ from those estimates.

Liquidity and Substantial Doubt in Going Concern

 The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. As of June 30, 2017, the Company has an accumulated deficit of $210.5 million, as well as recurring operating losses and negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the next twelve months from issuance of this report.

The Company has financed its operations primarily through the sale of equity securities, debt financing and payments received under its former licensing and collaboration agreements with pharmaceutical companies. To date, none of the Company’s product candidates have been approved by the Food and Drug Administration for sale. The Company will continue to require additional financing to develop its product candidates and fund operating losses. Management intends to seek capital to support the Company’s initiatives through equity or debt financing, collaboration or other arrangements with corporate partners, and/or other sources of financing. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all. Although management has been successful in raising capital in the past, most recently in March 2017, there can be no assurance that the Company will be successful, or that any needed financing will be available in the future at terms acceptable to the Company.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance of this report. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Consolidation

The condensed consolidated financial statements include the accounts of Zosano Pharma Corporation and Opco. Intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’ s Annual Report on Form 10-K for the year ended December 31, 2016.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs related to (i) furthering the Company’s research and development efforts, and (ii) designing and manufacturing products that incorporate the Company’s ADAM technology for the Company’s clinical and nonclinical studies.

Net Loss Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive common stock equivalents. Diluted net income (loss) per common share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock are considered potentially dilutive common stock equivalents. For the three and six months ended June 30, 2017 and 2016, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	June 30,
	2017	2016
	(unaudited; in shares)
Warrants to purchase common stock	6,946,340	72,379
Options to purchase common stock	2,184,068	1,173,627

	9,130,408	1,246,006

 Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation; Scope of Modification Accounting. This ASU provides guidance on which changes to the terms and conditions of a share-based payment award constitute a modification. This amendment is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income Gain and Losses from the Derecognition of Nonfinancial Assets. Under ASU 2017-05, all entities are required to derecognize or deconsolidate a business or nonprofit activity in accordance with Topic 810. The amendments in this update also simplify U.S. GAAP by eliminating several accounting differences between transactions involving assets and transactions involving businesses. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company is currently evaluating the impact of this accounting standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows. This ASU provides guidance on the presentation of cash, cash equivalents and restricted cash in the statement of cash flows to reduce the current diversity in practice. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on the financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize substantially all leases on the balance sheet as a right-of-use asset and recognize a corresponding lease liability. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of this accounting standard.

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

The Company classifies all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The following is a summary of the Company’s cash, cash equivalents, and marketable securities investments for each of the periods presented (in thousands):

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Cash in bank	$13,220	$-	$-	$13,220
Money market funds	2,206	-	-	2,206
Certificates of deposit (restricted)	35	-	-	35
Certificates of deposit	4,635	-	-	4,635
Commercial paper	2,447	-	-	2,447
Corporate notes and bonds	2,020	-	(1)	2,019
U.S. treasuries	904	-	-	904
U.S. government agency bonds	2,795	-	(1)	2,794

	$28,262	$-	$(2)	$28,260

Classified as:
Cash and cash equivalents				$21,159
Restricted cash				35
Short-term investments in marketable securities				7,066

				$28,260

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash in bank	$3,342	$-	$-	$3,342
Money market funds	11,661	-	-	11,661
Certificates of deposit (restricted)	35	-	-	35

	$15,038	$-	$-	$15,038

Classified as:
Cash and cash equivalents				$15,003
Restricted cash				35

				$15,038

4.	Fair Value of Financial Instruments

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

The following tables set forth the fair value of the Company’s financial instruments for each of the periods presented (in thousands):

	June 30, 2017
	Level I	Level II	Level III	Total
	(unaudited)
Financial Assets:
Money market funds	$2,206	$-	$-	$2,206
Certificates of deposit	-	4,635	-	4,635
Commercial paper	-	2,447	-	2,447
Corporate notes and bonds	-	2,019	-	2,019
U.S. treasuries	-	904	-	904
U.S. government agency bonds	-	2,794	-	2,794

Total financial assets	$2,206	$12,799	$-	$15,005

	December 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$11,661	$-	$-	$11,661

Total financial assets	$11,661	$-	$-	$11,661

5.	Property and Equipment

The following summarizes the Company’s property and equipment for each of the periods presented (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Laboratory and office equipment	$1,301	$1,127
Manufacturing equipment	10,798	10,857
Computer equipment and software	329	314
Leasehold improvements	15,694	15,694
Construction in progress	2,341	1,961

	30,463	29,953
Less: accumulated depreciation	(25,665)	(24,498)

	$4,798	$5,455

Depreciation and amortization expense was approximately $0.6 million for both the three months ended June 30, 2017 and 2016. Depreciation and amortization expense was $1.3 million and $1.2 million for the six months ended June 30, 2017 and 2016, respectively.

6.	Debt Financing

In June 2014, the Company entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”) which provided the Company $4.0 million in debt financing. In June 2015, the Company entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (“Hercules Term Loan”). Upon the execution of the first amendment to the loan and security agreement, the Company used approximately $11.4 million of the Hercules Term Loan to prepay all amounts owing under the secured promissory note held by BMV Direct SOTRS LP, an affiliate of BioMed Realty Holdings, Inc. (“BMR Holdings”). BMV Direct SOTRS LP owns more than 5% of the Company’s common stock and therefore is a beneficial owner of the Company.

The Hercules Term Loan provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. The interest rate on the Hercules Term Loan was 7.95% as of June 30, 2017, and December 31, 2016. On June 1, 2017, the Company paid a $100,000 legacy end of term charge and will pay an additional $351,135 end of term charge on the earlier of loan maturity or at the date the Company prepays the Hercules Term Loan. The Company may prepay all, but not less than all, of the Hercules Term Loan with no prepayment charge if prepaid after June 23, 2017. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties.

See Note 8 for a discussion of warrants to purchase common stock issued to Hercules in connection with the Hercules Term Loan.

The following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs for the periods presented (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Principal amount	$9,277	$12,122
Less: unamortized debt issuance costs	(23)	(41)
unamortized fair value of free standing warrant	(42)	(75)
Plus: unamortized fair value debt premium	80	143
accrued terminal interest	281	310
accrued interest	61	83

Secured promissory note (including accrued interest), net of unamortized debt issuance cost and premium	$9,634	$12,542

Secured promissory note, current portion	6,118	5,992
Secured promissory note, long-term portion	3,516	6,550

Secured promissory note (including accrued interest), net of unamortized debt issuance cost and premium	$9,634	$12,542

For the three and six months ended June 30, 2017, the Company recorded total interest expense of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2016, the Company recorded interest expense of $0.3 million and $0.7 million, respectively, related to the Hercules Term Loan.

7.	Commitments and Contingencies

The Company has an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings and related party, for its office, research and development, and manufacturing facilities in Fremont, California. On June 6, 2017, the Company entered into the seventh amendment to the existing lease (“Seventh Amendment”), effective as of May 30, 2017.

Under the Seventh Amendment, the Company extended the term of the Lease for the Company’s headquarters in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 65 months, subject to certain terms and conditions. The Company has agreed to pay a monthly base rent of $136,191 for the period commencing September 1, 2017, and ending on August 31, 2018, with an increase on September 1, 2018, and annual increases on September 1 of each subsequent year until the lease year beginning September 1, 2023. The Seventh Amendment also provides for rent abatements, subject to certain conditions, totaling $275,552 and certain tenant improvements to be completed at the Landlord’s expense (not to exceed $975,000 or, under certain conditions, $1,100,000). The Company may incur additional expenses under the lease in connection with roof repairs that will be treated as additional rent and paid over the term of the lease.

For the three and six months ended June 30, 2017, the Company recorded rental expense under the related party operating lease of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2016, the Company recorded rental expense of $0.2 million and $0.4 million, respectively.

As of June 30, 2017, future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows (in thousands):

	Total
	(unaudited)
2017	$523
2018	1,502
2019	1,699
2020	1,752
2021 and thereafter	6,882

	$12,358	(1)

(1) Excludes any payments for capital improvements that may be required under the lease.

8.	Stockholders’ Equity

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

In August 2016, the Company completed a private investment in public equity transaction (“PIPE Financing”). The Company entered into a Securities Purchase Agreement with various purchasers, including members of the Company’s Board of Directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $7.5 million. Costs related to the offering were $0.9 million. Pursuant to the Purchase Agreement, the Company sold 4,800,000 common shares at $1.32 per common share, the closing price per share on August 15, 2016, for gross proceeds of $6.3 million. Additionally, 9,600,000 warrants were sold, at a price of $0.125 per warrant, for gross proceeds of $1.2 million. Each warrant grants the holder the right to purchase one share of the Company’s common stock. The Company granted 4,800,000 Series A Warrants and 4,800,000 Series B Warrants. Series A Warrants and Series B Warrants have a per share exercise price of $1.45 and $1.55, respectively, and will expire one year and one week and five years, respectively, from the date of issuance, August 19, 2016. Certain of our directors and executive officers purchased an aggregate of 275,454 shares of common stock and an aggregate of 550,908 warrants in this offering at the same price as the other investors. In connection with the PIPE Financing, the Company filed a registration statement on Form S-3, with the SEC registering for resale the shares of common stock issued in the PIPE Financing and the shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective by the SEC on September 23, 2016.

The Company issued warrants to purchase common stock to Hercules in connection with the Hercules Term Loan entered into in June 2014 and amended in June 2015. The warrants are exercisable, in whole or in part, any time before their expiration date as set forth below. See Note 6 for a discussion of the Hercules Term Loan.

Below is a table summarizing the warrants issued and outstanding for each of the periods presented (unaudited):

	Warrants Outstanding as of As of December 31, 2016	Warrants Exercised	Warrants Outstanding As of June 30, 2017	Exercise Price	Expiration Date
PIPE Financing - Series A	4,800,000	1,844,214	2,955,786	$1.45	8/26/2017
PIPE Financing - Series B	4,800,000	881,825	3,918,175	$1.55	8/19/2021
Hercules - June 2014	31,674	-	31,674	$8.84	1/27/2020
Hercules - June 2015	40,705	-	40,705	$7.37	6/23/2020

Total	9,672,379	2,726,039	6,946,340

As of June 30, 2017, the Company had 6,946,340 warrants outstanding classified as equity warrants. Each warrant grants the holder the right to purchase one share of our common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision. During the six months ended June 30, 2017, warrants were exercised to purchase 2,726,039 shares of common stock for proceeds of approximately $4.0 million.

9.	Stock-Based Compensation

In connection with the Company’s Initial Public Offering (“IPO”) of its common stock in January 2015, the Company’s board of directors terminated the Company’s 2012 Stock Incentive Plan (“2012 Plan”) effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan. However, the awards outstanding under the 2012 Plan continue to be governed by the terms of the 2012 Plan. In July 2014, the board of directors and the stockholders of the Company adopted the 2014 Equity and Incentive Plan (“2014 Plan”), which became effective upon the closing of the IPO. As of June 30, 2017, options to purchase 1,632,136 shares of common stock were outstanding under the 2014 Plan with exercises prices ranging from $0.57 to $9.29 and with a weighted average price of $1.40. Pursuant to the “evergreen” provision in the 2014 Plan, an additional 359,008 shares were automatically allocated for distribution under the 2014 Plan as of January 1, 2017 (the “Evergreen Increase”).

On September 7, 2016, the Company awarded an inducement option grant to the Company’s Chief Business Officer to purchase 252,000 shares of the Company’s common stock at an exercise price of $0.77 per share. On January 19, 2017, the Company awarded an inducement option to a new employee to purchase 35,000 shares of the Company’s common stock at an exercise price of $1.14 per share. These inducement option grants were issued outside of the existing equity compensation plans in accordance with NASDAQ listing rule 5635(c)(4). The inducement grants have a term of 10 years and vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company and monthly, thereafter, so that the option is fully vested on the fourth anniversary of the vesting start date.

On November 2, 2016, the Company granted a total of 670,000 conditional stock options at $0.57 per share to certain executive officers. The conditional stock option grants were subject to approval by the Company’s stockholders of an amendment to the 2014 Plan that would increase the number of shares available for issuance by an amount sufficient to cover the new grants. 90,000 of these conditional stock options were forfeited upon the resignation of a former executive prior to stockholder approval of the plan amendment. On May 31, 2017, the stockholders of the Company approved an amendment to the 2014 Plan to increase the number of shares of common stock under the plan by 700,000 (the “Plan Amendment”). On June 5, 2017, the Company filed a Form S-8 Registration Statement which registered: (i) the 287,000 shares of common stock underlying the September 2016 and January 2017 inducement option grants, (ii) 700,000 shares of common stock added to the 2014 Plan pursuant to the Plan Amendment and (iii) 359,008 added to the Plan in connection with the Evergreen Increase.

On June 12, 2017, the Company awarded inducement grants to two new employees to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.36 per share. Each stock option has a ten-year term and vests over four years with 25% of the shares vesting on the first anniversary of the commencement of such employee’s employment with the Company and monthly, thereafter, so that the option is fully vested on the fourth anniversary of the vesting start date. These inducement option grants were issued outside of the existing equity compensation plans in accordance with NASDAQ listing rule 5635(c)(4).

The following table summarizes option and award activity, excluding inducement grants, for the six months ended June 30, 2017 (unaudited):

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	55,815	1,594,058	$1.93	8.45	$18,900
Additional shares reserved	1,059,008	-	$-
Options granted (1)	(603,000)	603,000	$0.59
Options exercised	-	(98,583)	$1.40
Options cancelled/forfeited/expired	301,407	(301,407)	$2.30
Restricted stock awards granted	(60,000)	-	$-
Shares expired under 2012 Plan	(4,836)	-	$-

Balance at June 30, 2017	748,394	1,797,068	$1.44	7.96	$802,756

Exercisable at June 30, 2017		579,023	$2.29	5.30	$52,974

Vested or expected to vest at June 30, 2017		1,687,080	$1.48	7.87	$733,743

(1) Includes conditionals grants of 580,000 awarded in November 2016 and subsequently approved by stockholders in May 2017.

The aggregate intrinsic values of options outstanding and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the closing market value of the Company’s common stock as reported on NASDAQ as of June 30, 2017.

The following table summarizes the composition of stock options outstanding and exercisable under the 2012 Plan and the 2014 Plan, which excludes inducement grants, as of June 30, 2017 (unaudited):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.57 - $0.57	670,000	9.34	$0.57	52,498	$0.57
$0.85 - $0.85	400,000	9.48	$0.85	-	$-
$1.14 - $2.26	364,742	5.36	$1.83	260,532	$1.78
$2.34 - $9.13	334,326	6.20	$2.83	251,410	$2.78
$9.29 - $9.29	28,000	7.89	$9.29	14,583	$9.29

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for grants under the approved option plans and inducement grants, was as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$76	$136	$137	$275
General and administrative	107	217	279	390

	$183	$353	$416	$665

As of June 30, 2017, the Company had $1.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.21 years.

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

The following table illustrates the input assumptions used to value employee stock option grants for the periods presented (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.90%	1.06% - 1.54%	1.90% - 2.13%	1.06% - 1.97%
Expected volatility	89%	89%	89%	89%
Expected term (years)	6.08	6.08	6.08	6.08

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission, or SEC, on March 1, 2017, as amended. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “continue,” “goal,” “would,” “could,” “might,” “project,” “anticipate,” “intend,” “forecast,” “designated,” “approximate,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or negatives of these words and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward- looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

Zosano Pharma Corporation and its subsidiary (“the Company”) is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray (“ADAM”) technology. We recently announced positive results from our ZOTRIP study that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

ADAM is our proprietary, investigational technology platform designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. ADAM consists of an array of drug-coated titanium microprojections mounted on an adhesive backing that is pressed on to the skin using a reusable handheld applicator. The microprojections penetrate the stratum corneum and allow drug to be absorbed into the microcapillary system of the skin. We focus on developing products based on our ADAM technology for indications in which rapid onset, ease of use and stability offer significant therapeutic and practical advantages, for markets where there is a need for more effective therapies.

Our development efforts are focused on our product candidate, M207. M207 is our proprietary formulation of zolmitriptan delivered utilizing our ADAM technology. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of M207 is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding GI tract. In July 2016, we announced the dosing of the first subject in the M207 pivotal efficacy trial, known as the ZOTRIP trial.

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

We have no product sales to date, and we will not have product sales unless and until we receive approval from the United States Food and Drug Administration (“FDA”) or equivalent foreign regulatory bodies, to market and sell M207 or any other product candidates. Accordingly, our success depends not only on the development, but also on our ability to finance the development of these product candidates. We will require substantial additional funding to complete development and seek regulatory approval for these product candidates. Additionally, we currently have no sales, marketing or distribution capabilities and thus our ability to market our product candidates in the future will depend in part on our ability to develop such capabilities either alone or with collaboration partners.

M207 Clinical Trial

We met with the FDA in May 2017 to discuss parameters of our required long term safety study, primarily the dose of M207 we are advancing and the study design. Consistent with FDA feedback, the safety study will seek to enroll subjects who historically had experienced two to eight migraines per month, with the goals of 150 subjects completing at least six months dosing and 50 subjects completing 12 months of dosing. The safety study is planned to be open-label, with investigator visits at months one, two, three, six, nine and twelve to record adverse events. The primary objective of the safety study is to measure adverse events and local tolerability during repeated administration. Other endpoints are electrocardiography, and laboratory parameters, as well as percentage of headaches with pain-free response.

We will require additional financing to complete this safety study. While we are pursuing clinical development and regulatory approval of our M207 product candidate through commercialization, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2017, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Financial Operations Overview

As of June 30, 2017, we had an accumulated deficit of $210.5 million. We have incurred significant losses and expect to incur significant losses in the foreseeable future as we advance M207 into later stages of development and, if approved, commercialization.

We expect our research and development expenses related to clinical trials to increase significantly as we continue to advance M207 through clinical development. Because of the numerous risks and uncertainties associated with our technology and drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability.

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our proprietary product candidates. We recognize all research and development expenses as they are incurred.

Research and development expenses consist of:

•	production costs which include, but are not limited to, employee-related expenses, including salaries, benefits and stock-based compensation expense, and fees paid to conduct nonclinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of product candidates based on our ADAM technology, including fees paid to contract manufacturing organizations (“CMOs”);

•	fees paid to contract research organizations (“CROs”), clinical consultants, clinical trial sites and vendors, including institutional review boards (“IRBs”), in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	fees paid to conduct clinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	other consulting fees paid to third parties; and

•	allocation of certain shared costs, such as facilities-related costs and information technology (“IT”) support services.

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

Other income (expenses)

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our debt and the amortization of debt discount and issuance costs. Interest expense for the three and six months ended June 30, 2017 and 2016 reflects accrued and paid interest related to the term loan with Hercules Capital, Inc. (“Hercules”), and the related amortization of debt discount and issuance costs.

Other income, net. Other income, net of other expense, consists of certain miscellaneous income or expenses that are not included in other categories of the condensed consolidated statements of operations. (See detailed explanations under the subheading, Results of Operations).

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016

Research and development expenses

	Three months ended June 30,		Change
	2017	2016	Amount	%
	(In thousands)
Research and development	$4,363	$4,298	$ 65	2%

Research and development expenses increased approximately $0.1 million, or 2%, for the three months ended June 30, 2017, as compared to the same period in 2016. Total research and development expense was essentially unchanged over comparable periods. Increases in expenses including $0.3 million for labor costs, $0.3 million for medical affairs, $0.3 million related to the M207 long-term safety study and $0.1 million for facilities expense, were largely offset by a decrease in clinical trial costs of $1.2 million, due primarily to completion of the ZOTRIP study.

General and administrative expenses

	Three months ended June 30,		Change
	2017	2016	Amount	%
	(In thousands)
General and administrative	$ 2,188	$ 1,951	$ 237	12%

General and administrative expenses increased approximately $0.2 million, or 12%, for the three months ended June 30, 2017, as compared to the same period in 2016. The increase in general and administrative expenses was primarily attributable to an increase in severance costs of $0.3 million paid to former executives, and legal and consulting expense of $0.2 million, partially offset by decreases in bonus and stock compensation of $0.3 million.

Other income (expense)

	Three months ended June 30,		Change
	2017	2016	Amount	%
	(In thousands)
Interest expense, net	$ (207)	$ (321)	$ 114	36%
Other income, net	12	50	(38)	(76)%

Interest expense, net decreased approximately $0.1 million, or 36%, for the three months ended June 30, 2017, as compared to the same period in 2016. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the three months ended June 30, 2017, as compared to the same period in 2016. Other income was primarily comprised of gains from the sale of equipment during both periods presented.

Comparison of the six months ended June 30, 2017 and 2016

In connection with our decision to concentrate on the clinical development of M207, in March 2016 we streamlined our organization and implemented a workforce reduction with the objective of reducing our expenses and reinvesting the savings from the workforce reduction in our M207 clinical development efforts.

Research and development expenses

	Six months ended June 30,		Change
	2017	2016	Amount	%
	(In thousands)
Research and development	$ 8,989	$ 9,920	$ (931)	(9)%

Research and development expenses decreased approximately $0.9 million, or 9%, for the six months ended June 30, 2017, as compared to the same period in 2016. The decrease was primarily due to a decrease in clinical trial costs of $0.6 million, as a result of completion of the M207 efficacy study, and a decrease of $1.2 million in labor and related costs due to the workforce reduction program in March 2016. These decreases were partially offset by an increase of approximately $0.5 million in consulting costs and $0.3 million for medical affairs.

General and administrative expenses

	Six months ended June 30,		Change
	2017	2016	Amount	%
	(In thousands)
General and administrative	$ 4,310	$ 4,127	$ 183	4%

General and administrative expenses increased approximately $0.2 million, or 4%, for the six months ended June 30, 2017, as compared to the same period in 2016. The increase was primarily due to increases of $0.2 million for salaries and benefits and $0.2 million in legal and consulting expenses, partially offset by decreases in bonus and stock compensation of $0.3 million.

Other income (expense)

	Six months ended June 30,		Change
	2017	2016	Amount	%
	(In thousands)
Interest expense, net	$ (454)	$ (637)	$ 183	29%
Other income, net	10	49	(39)	(80)%

Interest expense, net, decreased approximately $0.2 million, or 29%, for the six months ended June 30, 2017, as compared to the same period in 2016. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the six months ended June 30, 2017, as compared to the same period in 2016.

Other income was primarily comprised of gains from the sale of equipment during both periods presented.

Liquidity and Capital Resources

Since our inception in October 2006, we have funded our operations primarily through a combination of equity offerings, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of June 30, 2017, had an accumulated deficit of $210.5 million. We expect to incur additional losses in the future to conduct research and development of our M207 product candidate and to conduct pre-commercialization manufacturing activities. As of June 30, 2017, we had approximately $21.2 million in cash and cash equivalents. Presently, we do not have sufficient cash resources to meet our plans in the next twelve months following the issuance of these financial statements.

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

We will continue to require additional financing to develop our product candidates and fund operating losses. Our plans to meet our operating cash flow requirements include financing activities such as private placements of our common stock, preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate sources. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including, but not limited to:

•	the scope, progress, expansion, costs, and results of our clinical trials;
•	the scope, progress, expansion, and costs of manufacturing our product candidates;
•	the timing of and costs involved in obtaining regulatory approvals;
•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;
•	our ability to establish and maintain development partnering arrangements;
•	the timing, receipt and amount of contingent, royalty, and other payments from any of our future development partners;
•	the emergence of competing technologies and other adverse market developments;
•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and if approved, commercializing our product candidates;
•	our ability to draw funds from our loan and security agreement; and
•	the costs associated with being a public company.

If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs that we would prefer to develop and commercialize ourselves.

These factors raise substantial doubt regarding our ability to continue as a going concern. There are no assurances that such additional funding will be achieved and that we will succeed in our future operations. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(14,125)	$(13,730)
Investing activities	(7,674)	17,135
Financing activities	27,955	6

Net increase in cash and cash equivalents	$6,156	$3,411

Operating Cash Flow: Net cash used in operating activities was approximately $14.1 million and $13.7 million for the six months ended June 30, 2017 and 2016, respectively. Net cash used during the first six months of 2017 was primarily due the closing costs of the ZOTRIP study and professional fees and administrative expenses incurred in the course of our continuing operations. Net cash used during the first six months of 2016 was primarily due to personnel costs related to the manufacturing of our M207 clinical trial materials, preclinical studies costs, certain termination benefits paid to a former executive, costs associated with our workforce reduction in March 2016, professional fees and administrative expenses incurred in the course of our continuing operations.

Investing Cash Flow: Net cash used in investing activities during the first six months of 2017 was approximately $7.7 million as compared to net cash provided by investing activities of $17.1 million in the same period of 2016. Net cash used in investing activities during the first six months of 2017 was primarily due to purchase of investments in marketable securities. Net cash provided by investing activities during the first six months of 2016 was primarily the result of the maturity of certain marketable securities in our investment portfolio.

Financing Cash Flow: Net cash provided by financing activities was approximately $28.0 million and $6,000 for the six months ended June 30, 2017 and 2016, respectively. Net cash generated by financing activities for the first six months of 2017 was primarily due to proceeds from a registered public offering of $26.6 million, net of underwriter’s discounts, commissions, and offering expenses and to warrant exercises to purchase 2,726,039 shares common stock for proceeds of $4.0 million. The company also received proceeds of $0.1 million from option exercises. These increases were partially offset by payments on the Hercules Term Loan of approximately $2.8 million. Net cash generated by financing activities during first six months of 2016 was due to proceeds from stock option exercises.

Contractual Obligations and Commitments

Our primary contractual obligations as of June 30, 2017, consist of operating leases of approximately $12.4 million and long-term debt obligations of approximately $10.2 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases. See Note 7 for a discussion of the related party operating lease for our headquarters. Long-term debt obligations include our secured term loan facility (“Hercules Term Loan”) with Hercules Capital, Inc., maturing in December, 2018. See Note 6 for a discussion of the Hercules Term Loan.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for the Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in short-term marketable securities. We had cash and cash equivalents of $21.2 million as of June 30, 2017, which consisted of bank deposits, money market funds, and certain highly liquid investments. We also had investments in short-term marketable securities of $7.1 million, which consisted of certificates of deposit, commercial paper, corporate notes and bonds, U.S. treasuries and U.S. government agency bonds.

Our cash and cash equivalents are held for working capital purposes. Cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits, and we are exposed to credit risk when our cash balances exceed FDIC insurance limits. Our total cash and cash equivalent balances exceed the maximum amounts insured by the FDIC.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We hold interest-earning instruments, which carry a degree of interest rate risk. In addition, the interest rate on our outstanding term loan is variable. To date, fluctuations in interest income and expense have not been significant. However, fluctuations in market interest rates in the future could have a material impact on our financial condition and results of operations.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.         Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.       Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the six months ended June 30, 2017. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

Dated: August 10, 2017	Zosano Pharma Corporation (Registrant)

/s/ John Walker
John Walker
Chief Executive Officer

/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer and Chief Business Officer

EXHIBIT INDEX

Exhibit number	Description

10.1	Seventh Amendment to Lease entered into on June 6, 2017 and effective as of May 30, 2017 by and between Zosano Pharma Corporation, ZP Opco, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36570) filed on June 9, 2017).
10.2	Separation Agreement, dated May 8, 2017, among Zosano Pharma Corporation, ZP Opco, Inc. and Konstantinos Alataris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36570) filed on May 9, 2017).
10.3	Separation Agreement, effective as of May 8, 2017, between ZP Opco, Inc. and Winnie Tso (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36570) filed on May 9, 2017).
10.4	Consulting Agreement, effective as of May 8, 2017, among Zosano Pharma Corporation, ZP Opco, Inc. and John Walker (incorporated by reference to Exhibit 10.1 to the Company’s Amendment to Current Report on Form 8-K (File No. 001-36570) filed on May 24, 2017).
10.5	Restricted Stock Agreement, dated May 18, 2017, between Zosano Pharma Corporation and John Walker (incorporated by reference to Exhibit 10.2 to the Company’s Amendment to Current Report on Form 8-K (File No. 001-36570) filed on May 24, 2017).
10.6	Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan, as amended on May 31, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36570) filed on June 5, 2017).
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document XBRL
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.