Form 10-Q
period 2017-09-30
Zosano Pharma Corp
filed 2017-11-09
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, the registrant had a total of 39,460,931 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$13,292	$15,003
Short-term investments in marketable securities	6,557	-
Prepaid expenses and other current assets	1,335	273

Total current assets	21,184	15,276
Restricted cash	35	35
Property and equipment, net	4,240	5,455
Other long-term assets	420	140

Total assets	$25,879	$20,906

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$1,074	$1,445
Accrued compensation	1,304	1,377
Secured promissory note (including accrued interest), net of issuance costs, current portion	6,229	5,992
Other accrued liabilities	768	1,005

Total current liabilities	9,375	9,819
Deferred rent	323	52
Secured promissory note (including accrued interest), net of issuance costs	1,948	6,550

Total liabilities	11,646	16,421
Commitments and contingencies (note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 39,233,431 and 16,815,997 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	2
Additional paid-in capital	232,614	201,252
Accumulated deficit	(218,385)	(196,769)

Stockholders’ equity	14,233	4,485

Total liabilities and stockholders’ equity	$25,879	$20,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$-	$-	$-	$-
Operating expenses:
Research and development	5,683	5,124	14,672	15,044
General and administrative	2,036	2,010	6,346	6,137

Total operating expenses	7,719	7,134	21,018	21,181

Loss from operations	(7,719)	(7,134)	(21,018)	(21,181)
Other income (expense):
Interest expense, net	(154)	(314)	(608)	(951)
Other income, net	-	-	10	49

Loss before provision for income taxes	(7,873)	(7,448)	(21,616)	(22,083)
Provision for income taxes	-	-	-	-

Net loss	(7,873)	(7,448)	(21,616)	(22,083)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax effect	2	(3)	-	(1)

Comprehensive loss	$(7,871)	$(7,451)	$(21,616)	$(22,084)

Net loss per common share – basic and diluted	$(0.20)	$(0.52)	$(0.66)	$(1.73)

Weighted-average shares used in computing net loss per common share – basic and diluted	39,228	14,259	32,991	12,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZOSANO PHARMA CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(21,616)	$(22,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,902	1,866
Stock-based compensation	562	896
Gain on sale of equipment	(13)	(51)
Accretion of interest	44	241
Deferred rent	271	6
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,325)	(103)
Accounts payable	(370)	484
Accrued compensation and other accrued liabilities	(410)	(60)

Net cash used in operating activities	(20,955)	(18,804)

Cash flows from investing activities:
Purchase of property and equipment	(709)	(325)
Proceeds from sales of property and equipment	22	63
Purchase of marketable securities	(8,280)	-
Proceeds from maturities of investments in marketable securities	1,720	26,332
Increase in other investment	-	(18)

Net cash provided by (used in) investing activities	(7,247)	26,052

Cash flows from financing activities:
Proceeds from public offering of securities, net of underwriting commissions, discounts and other offering costs	26,623	-
Proceeds from exercise of warrants and issuance of common stock	4,041	-
Proceeds from issuance of securities in private investment in public equity (PIPE), net	-	6,642
Payment of loan principal	(4,310)	(1,364)
Proceeds from exercise of stock options and issuance of common stock	137	6

Net cash provided by financing activities	26,491	5,284

Net increase (decrease) in cash and cash equivalents	(1,711)	12,532
Cash and cash equivalents at beginning of period	15,003	6,646

Cash and cash equivalents at end of period	$13,292	$19,178

Supplemental cash flow information:
Interest paid	$718	$902
Non-cash investing activities:
Acquisition of property and equipment under accounts payable	$45	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Zosano Pharma Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

1.	Organization

The Company

 Zosano Pharma Corporation (“the Company”) is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using its proprietary Adhesive Dermally-Applied Microarray (“ADAM”) technology. In February 2017, the Company announced positive results from its ZOTRIP pivotal efficacy trial that evaluated M207, which is the Company’s proprietary formulation of zolmitriptan delivered via its ADAM technology, as an acute treatment for migraine. Zosano is focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. The Company anticipates that many of its current and future development programs may enable the Company to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

As of September 30, 2017, Zosano Pharma Corporation has one wholly owned subsidiary, ZP Opco, Inc. (“Opco”), through which the Company conducts its primary research and development activities.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Liquidity and Substantial Doubt in Going Concern

 The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. As of September 30, 2017, the Company has an accumulated deficit of $218.4 million, as well as recurring operating losses and negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the next twelve months from issuance of this report.

The Company has financed its operations primarily through the sale of equity securities, debt financing and payments received under its former licensing and collaboration agreements with pharmaceutical companies. To date, none of the Company’s product candidates have been approved by the United States Food and Drug Administration for sale. The Company will continue to require additional financing to develop its product candidates and fund operating losses. Management intends to seek capital to support the Company’s initiatives through equity or debt financing, collaboration or other arrangements with corporate partners, and/or other sources of financing. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all. Although management has been successful in raising capital in the past, there can be no assurance that the Company will be successful, or that any needed financing will be available in the future at terms acceptable to the Company. In October 2017, the Company entered into a stock purchase agreement with an accredited investor pursuant to which the Company can raise additional capital, subject to certain limitations and restrictions. However, even if the Company receives proceeds under this agreement, the Company will continue to require additional financing. See Note 10 for additional information on the October 2017 stock purchase agreement.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies described in Note 2 of the “Notes to Consolidated Financial Statements” in the Company’ s Annual Report on Form 10-K for the year ended December 31, 2016.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs related to (i) furthering the Company’s research and development efforts, and (ii) designing and manufacturing products that incorporate the Company’s ADAM technology for the Company’s clinical and nonclinical studies.

Net Loss Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive common stock equivalents. Diluted net income (loss) per common share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock are considered potentially dilutive common stock equivalents. For the three and nine months ended September 30, 2017 and 2016, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive (unaudited; shares in thousands):

	September 30,
	2017	2016
Warrants to purchase common stock	3,991	9,672
Options to purchase common stock	2,195	1,373

	6,186	11,045

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

The Company classifies all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The following is a summary of the Company’s cash, cash equivalents, and marketable securities investments for each of the periods presented (in thousands):

	September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Cash in bank	$10,836	$-	$-	$10,836
Money market funds	1,954	-	-	1,954
Certificates of deposit (restricted)	35	-	-	35
Certificates of deposit	3,404	-	-	3,404
Commercial paper	250	-	-	250
Corporate notes and bonds	2,006	-	-	2,006
U.S. government agency bonds	1,399	-	-	1,399

	$19,884	$-	$-	$19,884

Classified as:
Cash and cash equivalents				$13,292
Restricted cash				35
Short-term investments in marketable securities				6,557

				$19,884

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash in bank	$3,342	$-	$-	$3,342
Money market funds	11,661	-	-	11,661
Certificates of deposit (restricted)	35	-	-	35

	$15,038	$-	$-	$15,038

Classified as:
Cash and cash equivalents				$15,003
Restricted cash				35

				$15,038

4.	Fair Value of Financial Instruments

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

The following tables set forth the fair value of the Company’s financial instruments for each of the periods presented (in thousands):

	September 30, 2017
	Level I	Level II	Level III	Total
	(unaudited)
Financial Assets:
Money market funds	$1,954	$-	$-	$1,954
Certificates of deposit	-	3,404	-	3,404
Commercial paper	-	250	-	250
Corporate notes and bonds	-	2,006	-	2,006
U.S. government agency bonds	-	1,399	-	1,399

Total financial assets	$1,954	$7,059	$-	$9,013

	December 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Money market funds	$11,661	$-	$-	$11,661

Total financial assets	$11,661	$-	$-	$11,661

5.	Property and Equipment

The following summarizes the Company’s property and equipment for each of the periods presented (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Laboratory and office equipment	$1,350	$1,127
Manufacturing equipment	10,969	10,857
Computer equipment and software	340	314
Leasehold improvements	15,705	15,694
Construction in progress	2,182	1,961

	30,546	29,953
Less: accumulated depreciation	(26,306)	(24,498)

	$4,240	$5,455

Depreciation and amortization expense was approximately $0.6 million for both the three months ended September 30, 2017 and 2016. Depreciation and amortization expense was $1.9 million for the both the nine months ended September 30, 2017 and 2016.

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

The Hercules Term Loan provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. The interest rate on the Hercules Term Loan was 7.95% as of September 30, 2017, and December 31, 2016. On June 1, 2017, the Company paid a $100,000 legacy end of term charge and will pay an additional $351,135 end of term charge on the earlier of loan maturity or at the date the Company prepays the Hercules Term Loan. The Company may prepay all, but not less than all, of the Hercules Term Loan with no prepayment charge if prepaid after June 23, 2017. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties.

See Note 8 for a discussion of warrants to purchase common stock issued to Hercules in connection with the Hercules Term Loan.

The following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs for the periods presented (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Principal amount	$7,812	$12,122
Less: unamortized debt issuance costs	(16)	(41)
unamortized fair value of free standing warrant	(29)	(75)
Plus: unamortized fair value debt premium	55	143
accrued terminal interest	303	310
accrued interest	52	83

Secured promissory note (including accrued interest), net of unamortized debt issuance cost and premium	$8,177	$12,542

Secured promissory note, current portion	6,229	5,992
Secured promissory note, long-term portion	1,948	6,550

Secured promissory note (including accrued interest), net of unamortized debt issuance cost and premium	$8,177	$12,542

For the three and nine months ended September 30, 2017, the Company recorded total interest expense of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded interest expense of $0.3 million and $1.0 million, respectively, related to the Hercules Term Loan.

7.	Commitments and Contingencies

The Company is not party to any material pending legal proceedings. However, the Company may from time to time become involved in litigation relating to claims arising in the ordinary course of business.

The Company has an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings and related party, for its office, research and development, and manufacturing facilities in Fremont, California. On June 6, 2017, the Company entered into the seventh amendment to the existing lease (“Seventh Amendment”), effective as of May 30, 2017.

Under the Seventh Amendment, the Company extended the term of the Lease for the Company’s headquarters in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 65 months, subject to certain terms and conditions. The Company has agreed to pay a monthly base rent of $136,191 for the period commencing September 1, 2017, and ending on August 31, 2018, with an increase on September 1, 2018, and annual increases on September 1 of each subsequent year until the lease year beginning September 1, 2023. The Seventh Amendment also provides for rent abatements, subject to certain conditions, totaling $275,552 and certain tenant improvements to be completed at the Landlord’s expense (not to exceed $975,000 or, under certain conditions, $1,100,000). The Company will incur additional expense of approximately $0.4 million under the lease in connection with roof repairs that will be treated as additional rent and paid over the term of the lease.

For the three and nine months ended September 30, 2017, the Company recorded rental expense under the related party operating lease of $0.4 million and $0.8 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded rental expense of $0.2 million and $0.5 million, respectively.

As of September 30, 2017, future minimum payments under the Company’s non-cancelable related party operating lease for each year ending December 31 are as follows (unaudited; in thousands):

Total
Remainder of 2017	$326
2018	1,558
2019	1,754
2020	1,807
2021 and thereafter	7,085

$12,530

8.	Stockholders’ Equity

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

In August 2016, the Company completed a private investment in public equity transaction (“PIPE Financing”). The Company entered into a Securities Purchase Agreement with various purchasers, including members of the Company’s Board of Directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $7.5 million. Costs related to the offering were $0.9 million. Pursuant to the Purchase Agreement, the Company sold 4,800,000 common shares at $1.32 per common share, the closing price per share on August 15, 2016, for gross proceeds of $6.3 million. Additionally, 9,600,000 warrants were sold, at a price of $0.125 per warrant, for gross proceeds of $1.2 million. Each warrant grants the holder the right to purchase one share of the Company’s common stock. The Company granted 4,800,000 Series A Warrants and 4,800,000 Series B Warrants. Series A Warrants and Series B Warrants have a per share exercise price of $1.45 and $1.55, respectively. The Series A warrants expired on August 26, 2017 and the Series B Warrants will expire on August 19, 2021. Certain of our directors and executive officers purchased an aggregate of 275,454 shares of common stock and an aggregate of 550,908 warrants in this offering at the same price as the other investors. In connection with the PIPE Financing, the Company filed a registration statement on Form S-3, with the SEC registering for resale the shares of common stock issued in the PIPE Financing and the shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective by the SEC on September 23, 2016.

The Company issued warrants to purchase common stock to Hercules in connection with the Hercules Term Loan entered into in June 2014 and amended in June 2015. The warrants are exercisable, in whole or in part, any time before their expiration date as set forth below. See Note 6 for a discussion of the Hercules Term Loan.

Below is a table summarizing the warrants issued and outstanding for each of the periods presented (unaudited):

	Warrants Outstanding as of As of December 31, 2016	Warrants Exercised	Warrants Expired	Warrants Outstanding As of September 30, 2017	Exercise Price	Expiration Date
PIPE Financing - Series A	4,800,000	1,844,214	2,955,786	-	$1.45	8/26/2017
PIPE Financing - Series B	4,800,000	881,825	-	3,918,175	$1.55	8/19/2021
Hercules - June 2014	31,674	-	-	31,674	$8.84	1/27/2020
Hercules - June 2015	40,705	-	-	40,705	$7.37	6/23/2020

Total	9,672,379	2,726,039	2,955,786	3,990,554

As of September 30, 2017, the Company had 3,990,554 warrants outstanding classified as equity warrants. Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision. During the nine months ended September 30, 2017, warrants were exercised to purchase 2,726,039 shares of common stock for proceeds of approximately $4.0 million.

9.	Stock-Based Compensation

In connection with the Company’s Initial Public Offering (“IPO”) of its common stock in January 2015, the Company’s board of directors terminated the Company’s 2012 Stock Incentive Plan (“2012 Plan”) effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan. However, the awards outstanding under the 2012 Plan continue to be governed by the terms of the 2012 Plan. In July 2014, the board of directors and the stockholders of the Company adopted the 2014 Equity and Incentive Plan (“2014 Plan”), which became effective upon the closing of the IPO. As of September 30, 2017, options to purchase 1,642,899 shares of common stock were outstanding under the 2014 Plan with exercises prices ranging from $0.57 to $9.29 and with a weighted average exercise price of $1.30. Pursuant to the “evergreen” provision in the 2014 Plan, an additional 359,008 shares were automatically allocated for distribution under the 2014 Plan as of January 1, 2017 (“Evergreen Increase”).

On September 7, 2016, the Company awarded an inducement option grant to the Company’s Chief Business Officer to purchase 252,000 shares of the Company’s common stock at an exercise price of $0.77 per share. On January 19, 2017, the Company awarded an inducement option to a new employee to purchase 35,000 shares of the Company’s common stock at an exercise price of $1.14 per share. These inducement option grants were issued outside of the existing equity compensation plans in accordance with NASDAQ listing rule 5635(c)(4). The inducement grants have a term of 10 years and vest at the rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company and monthly thereafter, so that the option is fully vested on the fourth anniversary of the vesting start date.

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

On June 12, 2017, the Company awarded inducement grants to two new employees to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.36 per share. Each stock option has a ten-year term and vests over four years with 25% of the shares vesting on the first anniversary of the commencement of such employee’s employment with the Company and monthly thereafter, so that the option is fully vested on the fourth anniversary of the vesting start date. These inducement option grants were issued outside of the existing equity compensation plans in accordance with NASDAQ listing rule 5635(c)(4).

The following table summarizes option and award activity, excluding grants outside of the existing equity compensation plans, for the nine months ended September 30, 2017 (unaudited):

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	55,815	1,594,058	$1.93	8.45	$18,900
Additional shares reserved	1,059,008	-	$-
Options granted (1)	(903,000)	903,000	$0.72
Options exercised	-	(98,583)	$1.40
Options cancelled/forfeited/expired	590,644	(590,644)	$1.93
Restricted stock awards granted	(60,000)	-	$-
Restricted stock award forfeited	26,666	-
Shares expired under 2012 Plan	(4,836)	-	$-

Balance at September 30, 2017	764,297	1,807,831	$1.35	8.42	$140,000

Exercisable at September 30, 2017		487,827	$2.25	6.28	$18,750

Vested or expected to vest at September 30, 2017		1,690,463	$1.38	8.36	$130,827

(1) Includes conditional grants of 580,000 awarded in November 2016 and subsequently approved by shareholders in May 2017.

The aggregate intrinsic values of options outstanding and exercisable, and vested and expected to vest were calculated as the difference between the exercise price of the options and the closing market value of the Company’s common stock as reported on NASDAQ as of September 30, 2017.

The following table summarizes the composition of stock options outstanding and exercisable under the 2012 Plan and the 2014 Plan, which excludes inducement grants, as of September 30, 2017 (unaudited):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.57 - $0.57	560,000	9.09	$0.57	74,998	$0.57
$0.85 - $0.85	383,500	9.22	$0.85	-	$-
$0.99 - $1.28	386,833	8.70	$1.05	64,158	$1.28
$1.40 - $2.57	413,197	6.70	$2.27	304,554	$2.22
$4.52 - $9.29	64,301	7.26	$7.08	44,117	$6.72

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for grants under the approved option plans and inducement grants, was as follows (unaudited; in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$61	$76	$198	$351
General and administrative	85	154	364	545

	$146	$230	$562	$896

As of September 30, 2017, the Company had $1.2 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.2 years.

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

The following table illustrates the input assumptions used to value employee stock option grants for the periods presented (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	1.94%	1.26%	1.90% - 2.13%	1.06% - 1.97%
Expected volatility	89%	89%	89%	89%
Expected term (years)	6.08	6.08	6.08	6.08

10.	Subsequent Events

On October 20, 2017, the Company entered into a purchase agreement and a registration rights agreement with an accredited investor, Lincoln Park Capital, LLC (“Lincoln Park”), an Illinois limited liability company. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $35.0 million worth of shares of the Company’s common stock.

In connection with the purchase agreement, the Company issued 227,500 shares of its common stock, as initial commitment shares, to Lincoln Park and the Company will issue, pro rata, up to an additional 227,500 shares of its common stock as additional commitment shares to Lincoln Park in connection with any additional purchases. As of the date of issuance of this report, no additional shares have been issued under the agreement. Such future sales of common stock by the Company, if any, will occur over the 30-month period commencing on the date that a registration statement, which the Company agreed to file with the SEC pursuant to the registration rights agreement, is declared effective by the SEC, a final prospectus in connection therewith is filed and the other conditions of the purchase agreement are satisfied (such time, the “Commencement”). As contemplated by the purchase agreement, from and after the Commencement and so long as the closing price of the Company’s common stock exceeds $0.50 per share, the Company may direct Lincoln Park, at its sole discretion, to purchase up to 300,000 shares of its common stock on any business day. The maximum number of shares that the Company may direct Lincoln Park to purchase in any single regular purchase may increase if the closing sale price of the common stock exceeds certain threshold prices at the time of sale as set forth in the purchase agreement, provided that Lincoln Park’s maximum obligation under any single regular purchase will not exceed $1.0 million.

Actual sales of shares of common stock to Lincoln Park under the purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. In addition, the Company is subject to a cap on the number of shares that may be issuable under the purchase agreement to the extent that the aggregate number of shares issued would breach the Company’s obligations under NASDAQ, which prohibits the issuance of more than 19.99% or approximately 7.8 million shares, of the Company’s outstanding shares of common stock as of August 4, 2017, unless stockholder approval is obtained, or unless the average prices at which shares are sold under the purchase agreement caused the transactions under the purchase agreement to be exempt from such limitations under applicable NASDAQ rules.

On November 1, 2017, the Company’s wholly owned subsidiary, ZP Opco, Inc., merged with and into the Company, with the Company surviving the merger.

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

Overview

Zosano Pharma Corporation (“the Company”) is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray (“ADAM”) technology. In February 2017, we announced positive results from our ZOTRIP pivotal efficacy trial (“ZOTRIP trial”) that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

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

Our development efforts are focused on our product candidate, M207. M207 is our proprietary formulation of zolmitriptan delivered utilizing our ADAM technology. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of M207 is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding GI tract. In July 2016, we announced the dosing of the first subject in the ZOTRIP trial, a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of M207 (1.0mg, 1.9mg, and 3.8mg) to placebo for the treatment of a single migraine attack.

The results of the ZOTRIP trial demonstrated that the 3.8mg M207 dose achieved statistically significant pain freedom and most bothersome symptom freedom at two hours. While the 1.0mg and 1.9mg doses of M207 demonstrated statistical significance in pain freedom at two hours, they did not achieve statistical significance in freedom from most bothersome symptoms at two hours. In July 2017, we announced the publication of positive phase 1 data of zolmitriptan delivery in Future Medicine’s Pain Management Journal, and in October 2017, we announced publication of our clinical results from the ZOTRIP trial in Cephalalgia.

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

M207 Clinical Trial and Long Term Safety Study

In November 2017, we announced the initiation of our long-term safety study for M207 as an acute treatment of migraine (“M207-ADAM”), with the enrollment of the first patient in the study. M207-ADAM is an open label study evaluating the safety of the 3.8mg dose of zolmitriptan in migraine patients who have historically experienced at least two migraines per month. Patients are expected to treat a minimum of two migraines per month, with no maximum treatment limits. The study will evaluate 150 patients for six months, and 50 patients for a year at approximately 30 sites in the U.S. The study is planned to be open-labeled, with investigator visits at months one, two, three, six, nine and twelve to record adverse events. We may elect to enroll more than the required number of patients to ensure a robust data set, and achievement of evaluable patients at each time point. The primary objective of M207-ADAM is to assess safety of M207 during repeated use over six and twelve months. Other endpoints are electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our results of operations, liquidity and financial condition.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. Emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

There have been no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2017, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Financial Operations Overview

As of September 30, 2017, we had an accumulated deficit of $218.4 million. We have incurred significant losses and expect to incur significant losses in the foreseeable future as we advance M207 into later stages of development, and if approved, commercialization.

We expect our research and development expenses related to clinical trials to increase significantly as we continue to advance M207 through clinical development. Because of the numerous risks and uncertainties associated with our technology and drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve commercialization, revenue or profitability.

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

Other income and expenses

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our debt and the amortization of debt discount and issuance costs. Interest expense for the three and nine months ended September 30, 2017 and 2016 reflects accrued and paid interest related to our secured term loan facility (“Hercules Term Loan”) with Hercules Capital, Inc. (“Hercules”), and the related amortization of debt discount and issuance costs.

Other income, net. Other income, net of other expense, consists of certain miscellaneous income or expenses that are not included in other categories of the condensed consolidated statements of operations. (See explanations under the subheading, Results of Operations).

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

Research and development expenses

	Three months ended September 30,		Change
	2017	2016	Amount	%
	(In thousands)
Research and development	$5,683	$5,124	$ 559	11%

Research and development expenses increased approximately $0.6 million, or 11%, for the three months ended September 30, 2017, as compared to the same period in 2016. The increase in research and development expense was primarily attributable to additional payroll related costs of $0.3 million, consulting expense of $0.3 million, medical affairs expense of $0.1 million and facilities expense of $0.3 million, resulting from the extension of our facilities lease. These increases were partially offset by lower clinical expenses of $0.6 million related to the efficacy trial in 2016 and long term safety study in 2017.

General and administrative expenses

	Three months ended September 30,		Change
	2017	2016	Amount	%
	(In thousands)
General and administrative	$ 2,036	$ 2,010	$ 26	1%

General and administrative expenses were approximately $2.0 million for the three months ended September 30, 2017 and 2016. Increases in expenses including $0.2 million for salaries and benefits and $0.1 million in facilities expenses were largely offset by decreases of $0.1 million in stock compensation expense and $0.1 million in legal and consulting expenses.

Other income (expense)

	Three months ended September 30,		Change
	2017	2016	Amount	%
	(In thousands)
Interest expense, net	$ (154)	$ (314)	$ 160	51%

Interest expense, net decreased approximately $0.2 million, or 51%, for the three months ended September 30, 2017, as compared to the same period in 2016. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the three months ended September 30, 2017, as compared to the same period in 2016.

Comparison of the nine months ended September 30, 2017 and 2016

In connection with our decision to concentrate on the clinical development of M207, in March 2016 we streamlined our organization and implemented a workforce reduction with the objective of reducing our expenses and reinvesting the savings from the workforce reduction in our M207 clinical development efforts.

Research and development expenses

	Nine months ended September 30,		Change
	2017	2016	Amount	%
	(In thousands)
Research and development	$ 14,672	$ 15,044	$ (372)	(2%)

Research and development expenses decreased approximately $0.4 million, or 2%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The decrease in research and development expense was primarily attributable to lower clinical expenses of $1.0 million related to the ZOTRIP efficacy trial in 2016 and long term safety study in 2017, which was partially offset by increases in medical affairs expense of $0.4 million and facilities expense of $0.4 million, resulting from the extension of our facilities lease. Decreases of $0.9 million in payroll related costs, primarily due to the workforce reduction in 2016, were largely offset by increases of $0.6 million in consulting expense.

General and administrative expenses

	Nine months ended September 30,		Change
	2017	2016	Amount	%
	(In thousands)
General and administrative	$ 6,346	$ 6,137	$ 209	3%

General and administrative expenses increased approximately $0.2 million, or 3%, for the nine months ended September 30, 2017, as compared to the same period in 2016. The increase was primarily due to increases of $0.4 million for salaries and benefits, $0.1 million in facilities expenses and $0.1 million in legal and consulting expenses, partially offset by decreases in bonus and stock compensation of $0.4 million.

Other income (expense)

	Nine months ended September 30,		Change
	2017	2016	Amount	%
	(In thousands)
Interest expense, net	$ (608)	$ (951)	$ 343	36%
Other income, net	10	49	(39)	80%

Interest expense, net, decreased approximately $0.3 million, or 36%, for the nine months ended September 30, 2017, as compared to the same period in 2016. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the nine months ended September 30, 2017, as compared to the same period in 2016.

Other income was primarily comprised of gains from the sale of equipment during both periods presented.

Liquidity and Capital Resources

Since our inception in October 2006, we have funded our operations primarily through a combination of equity offerings, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of September 30, 2017, had an accumulated deficit of $218.4 million. We expect to incur additional losses in the future to conduct research and development of our M207 product candidate and to conduct pre-commercialization manufacturing activities. As of September 30, 2017, we had approximately $13.3 million in cash and cash equivalents. Presently, we do not have sufficient cash resources to meet our plans in the next twelve months following the issuance of these financial statements.

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

On October 20, 2017, we entered into a purchase agreement (“Lincoln Park Purchase Agreement”) and a registration rights agreement with an accredited investor, Lincoln Park Capital, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. See Note 10 to the accompanying condensed consolidated financial statements for additional information on the Lincoln Park Purchase Agreement.

In addition to any proceeds we may receive for the sale of stock under the Lincoln Park Purchase Agreement, we will continue to require additional financing to develop our product candidates and fund operating losses. Our plans to meet our operating cash flow requirements include financing activities such as private placements of our common stock, preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate sources. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including, but not limited to:

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

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Net cash provided by (used in):
Operating activities	$(20,955)	$(18,804)
Investing activities	(7,247)	26,052
Financing activities	26,491	5,284

Net increase (decrease) in cash and cash equivalents	$(1,711)	$12,532

Operating Cash Flow: Net cash used in operating activities was approximately $21.0 million and $18.8 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash used during the first nine months of 2017 was primarily due to the closing costs of the ZOTRIP trial, and start up costs for our upcoming long term safety study, in addition to other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used during the first nine months of 2016 was primarily due to personnel costs related to the manufacturing of our M207 clinical trial materials, preclinical studies costs, start-up costs for the M207 efficacy trial, certain termination benefits paid to a former executive, costs associated with our workforce reduction in March 2016, and professional fees and administrative expenses incurred in the course of our continuing operations.

Investing Cash Flow: Net cash used in investing activities during the first nine months of 2017 was approximately $7.2 million as compared to net cash provided by investing activities of $26.1 million in the same period of 2016. Net cash used in investing activities during the first nine months of 2017 was primarily due to purchase of investments in marketable securities. Net cash provided by investing activities during the first nine months of 2016 was primarily the result of the maturity of certain marketable securities in our investment portfolio.

Financing Cash Flow: Net cash provided by financing activities was approximately $26.5 million and $5.3 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash provided by financing activities for the first nine months of 2017 was primarily due to proceeds from a registered public offering of $26.6 million, net of underwriter’s discounts, commissions, and offering expenses and to warrant exercises to purchase 2,726,039 shares common stock for proceeds of $4.0 million. These increases were partially offset by payments on the Hercules Term Loan of approximately $4.3 million. Net cash provided by financing activities during the first nine months of 2016 was due to net proceeds of $6.6 million from the issuance of securities in private investment in public equity, which was completed in August 2016. Financing proceeds were offset by principal payments on the Hercules Term Loan of $1.4 million.

Contractual Obligations and Commitments

Our primary contractual obligations as of September 30, 2017, consist of operating leases of approximately $12.5 million and long-term debt obligations of approximately $8.6 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases. See Note 7 to the accompanying condensed consolidated financial statements for a discussion of the related party operating lease for our headquarters. Long-term debt obligations include the Hercules Term Loan, maturing in December 2018. See Note 6 to the accompanying condensed consolidated financial statements for a discussion of the Hercules Term Loan.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for the Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in short-term marketable securities. We had cash and cash equivalents of $13.3 million as of September 30, 2017, which consisted of bank deposits, money market funds, and certain highly liquid investments. We also had investments in short-term marketable securities of $6.6 million, which consisted of certificates of deposit, commercial paper, corporate notes and bonds and U.S. government agency bonds.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.         Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.       Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the nine months ended September 30, 2017. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Exhibit number	Description
10.1	Employment Letter Agreement, dated as of August 17, 2017 and effective as of August 9, 2017, among Zosano Pharma Corporation, ZP Opco, Inc. and John Walker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36570) filed on August 22, 2017)
31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document XBRL
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2017	Zosano Pharma Corporation (Registrant)

/s/ John Walker
John Walker
Chief Executive Officer

/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer and Chief Business Officer