Form 10-K
period 2017-12-31
Zosano Pharma Corp
filed 2018-03-12
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2017 (the last business day of the registrant’s most recently completed second quarter) was approximately $55,132,103.

As of March 1, 2018, the registrant had a total of 1,973,039 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Annual Report Form on 10-K.

Zosano Pharma Corporation

Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2017

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) report includes “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	the anticipated timing, costs and conduct of our planned clinical trials and preclinical studies, as applicable, for our candidate M207;

•	our expectations regarding the clinical effectiveness and safety of our product candidates;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved products;

•	our manufacturing capabilities and strategy, and our ability to establish and maintain relationships with contract manufacturing organizations to expand our manufacturing capacity;

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	our intellectual property position and our ability to obtain and maintain intellectual property protection for our product candidates;

•	our expectations regarding competition;

•	the anticipated trends and challenges in our business and the markets in which we operate;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	the rate and degree of market acceptance of any of our product candidates;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our expectations regarding federal, state and foreign regulatory requirements; and

•	regulatory developments in the United States and foreign countries.

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

Unless the context otherwise indicates, references in this Annual Report to the terms “Zosano”, the “Company”, “we”, “our” and “us” refer to Zosano Pharma Corporation.

PART I

Item 1.	BUSINESS

Overview

Zosano Pharma Corporation is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray, or ADAM, technology. In February 2017, we announced positive results from our ZOTRIP pivotal efficacy trial, or ZOTRIP trial, that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies.

ADAM is our proprietary, investigational technology platform designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. ADAM consists of an array of drug-coated titanium microprojections mounted on an adhesive backing that is pressed on to the skin using a reusable handheld applicator. The microprojections penetrate the stratum corneum and allow the drug to be absorbed into the microcapillary system of the skin. We focus on developing products based on our ADAM technology for indications in which rapid onset, ease of use and stability offer significant therapeutic and practical advantages, for markets where there is a need for more effective therapies.

Our development efforts are focused on our product candidate, M207. M207 is our proprietary formulation of zolmitriptan delivered utilizing our ADAM technology. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of M207 is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding exposure to the gastrointestinal, GI, tract. Feedback from the United States Food and Drug Administration, or FDA, on M207’s regulatory path has confirmed that one positive pivotal efficacy study, in addition to the required safety study, would be sufficient for approval of M207 for the treatment of migraine.

ZOTRIP Phase 3 Trial Results

The ZOTRIP trial was a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of M207 (1.0mg, 1.9mg, and 3.8mg) to placebo for the treatment of a single migraine attack. As illustrated in the table below, the ZOTRIP trial results showed that the 3.8mg M207 dose demonstrated statistically significant pain freedom and most bothersome symptom freedom at two hours, the co-primary endpoints of the study.

ZOTRIP Trial Primary Endpoints Results

Primary endpoint	Placebo	3.8mg M207	p-value*

Pain freedom	14.3%	41.5%	0.0001

Most bothersome symptom freedom	42.9%	68.3%	0.0009

The 3.8mg dose also achieved statistical significance in the secondary endpoints of pain freedom at 45 minutes and 60 minutes and showed durability of effect on pain freedom at 24 and 48 hours. While the 1.0mg and 1.9mg doses of M207 demonstrated statistical significance in pain freedom at two hours, they did not demonstrate statistical significance in freedom from most bothersome symptom at two hours.

ZOTRIP Trial Secondary Endpoints Results

Pain Freedom	Placebo	3.8mg M207	p-value*

Pain freedom at 45 minutes	5.2%	17.1%	0.0175

Pain freedom at 60 minutes	10.4%	26.8%	0.0084

Pain freedom at 24 hours	39.0%	69.5%	0.0001

Pain freedom at 48 hours	39.0%	64.6%	0.0013

*	The “p” value in the probability of an event occurring by chance alone. When the p value is less than 5% (0.05) the results are considered to be statistically significant.

M207 was generally well-tolerated with no serious adverse events, or SAEs, reported in the ZOTRIP study. The most frequently reported adverse event are shown in the following table:

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

M207 Long Term Safety Study

In November 2017, we announced the initiation of enrollment in our long-term safety study for M207 as an acute treatment of migraine (“M207-ADAM”). M207-ADAM is an open label study evaluating the safety of the 3.8mg dose of M207 in migraine patients who have historically experienced at least two migraines per month. Patients are expected to treat a minimum of two migraines per month, with no maximum treatment limits. The M207-ADAM study will evaluate 150 patients for six months, and 50 patients for a year at approximately 30 sites in the U.S. The study is open-label, with investigator visits at months one, two, three, six, nine and twelve to record adverse events. We may elect to enroll more than the required number of patients to ensure a robust data set, and achievement of evaluable patients at each time point. The primary objective of M207-ADAM is to assess safety of M207 during repeated use over six and twelve months. Other endpoints are electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response.

Our Strategy

Our goal is to make intracutaneous drug delivery a preferred delivery modality for indications where fast onset provides a therapeutic benefit to patients. Our near term focus is the continued development of our lead product candidate, M207. The key elements of our strategy are to:

•

Develop and commercialize M207. We believe that M207, if approved by the FDA, will offer significant therapeutic and practical advantages as compared to existing migraine therapeutics, including its rapid onset, ease of use and stability. We have retained worldwide commercial rights to M207. While we currently intend to develop M207 through FDA approval and commercialization in the United States ourselves, we remain open to opportunities with potential strategic partners to maximize the strategic value of our product and our company.

•

Focus on regulatory support and market opportunities for M207. We intend to focus our resources on non-clinical and clinical studies required for NDA filing and, if approved, would support market acceptance and expansion for M207. For example, certain preclinical studies, such as 30 day toxicity studies, are required in order to file an NDA.

•

Pursue indications outside migraine for external partnering. We have performed initial feasibility studies on a number of compounds, both within CNS and in other therapeutic indications, where rapid drug delivery could provide a therapeutic benefit to patients. For product candidates that are outside the area of migraine, or where a partner can contribute specific expertise, we intend to evaluate collaborations with strategic partners to further the clinical and commercial development of such product candidates. In addition, we continue to explore opportunities to combine a partner’s proprietary molecule with our ADAM technology to create new therapeutic options for patients.

M207 for Migraine

The focus of our development efforts is on our product candidate M207, our proprietary formulation of zolmitriptan, a class of serotonin receptor agonists known as triptans, used for the treatment of migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Our M207 intracutaneous delivery system is applied to an individual’s upper arm to deliver zolmitriptan to the circulation, with the objective of providing rapid absorption of drug and sustained freedom of migraine symptoms while avoiding exposure to the GI tract.

According to the Migraine Research Foundation, migraine is the third most prevalent illness in the world. Migraine affects approximately 39 million people in the United States, representing approximately 18% of women, 6% of men and 10% of children in the country. Nearly one in four United States households includes someone who suffers from migraine. Migraines often last between four and 24 hours, but they may last as long as three days. According to published studies, 63% of migraine patients experience one or more migraines per month and 48% of migraine attacks occur in early morning and are already at peak intensity on awakening. Physicians recommend treating migraine at earliest detection. However, because treatment for morning migraines is often delayed, these migraines can be more difficult to treat.

The Migraine Research Foundation provides that, among women, who are disproportionately affected by migraine, 25% of migraine sufferers experience four or more severe attacks per month. Migraine attacks are estimated to lead to lost productivity costs as high as $36 billion annually in the United States and, in 2015, the medical cost of treating chronic migraine was more than $5.4 billion. In addition, more than 90% of migraine sufferers are unable to work or function normally during an attack. According to market data from Symphony Health, triptans constitute over a $4.8 billion market in the United States.

We believe that each of the currently available methods of non-oral administration, including nasal spray and subcutaneous injection, have significant disadvantages. Nasal sprays have been associated with taste disturbances. Patients are hesitant to self-administer injections and thus primarily seek an injectable triptan at an urgent care setting or at the physicians’ office. There are other delivery technologies in development, such as pulmonary delivery. However, none has been approved to date.

ZOTRIP Phase 2/3 Trial achieved statistical significance on co-primary endpoints with the 3.8mg dose

On February 13, 2017 the Company announced the results of our ZOTRIP pivotal efficacy trial for M207. Our ZOTRIP trial was a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of M207 (1.0mg, 1.9mg, and 3.8mg) to placebo for the treatment of a single migraine attack. Subjects were enrolled in the ZOTRIP trial at 36 centers across the United States. Those subjects recruited into the trial had a history of at least one year of migraine episodes with or without aura. Upon recruitment, the subjects entered a one-month run-in period that ensured they met the key eligibility criteria of two to eight migraine attacks per month, which was documented using an electronic diary or an app on their cell phone. Subjects also identified the most bothersome symptoms and indicated the presence or absence of nausea, phonophobia or photophobia, during the episodes in the run-in period. Successfully screened subjects were then randomized into the treatment/dosing period in which they had 8 weeks to confirm and receive blinded treatment for a single migraine attack, termed “qualifying migraine,” in which the subject’s most bothersome symptom had to be present. During a qualifying migraine, subjects scored the severity of pain on a 4-point scale, the presence or absence of migraine-associated symptoms (phonophobia, photophobia, or nausea), starting pre-dose and then at several intervals over 48 hours post-dose. The co-primary endpoints for the trial were those defined in the October 2014 FDA Draft Guidance—“Migraine: Developing Drugs for Acute Treatment” as pain freedom and most bothersome symptom freedom at two hours. Safety was assessed by adverse events reported and other standard safety measures.

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

As illustrated in the tables and figure below, the ZOTRIP trial results demonstrated that the 3.8 mg M207 dose achieved statistically significant pain freedom and most bothersome symptom freedom at two hours. The 3.8mg dose also achieved statistical significance in the secondary endpoints of pain freedom at 45 minutes and 60 minutes and showed durability of effect on pain freedom at 24 and 48 hours. Additionally, M207 was not associated with any SAEs. While the 1.0 mg and 1.9 mg doses of M207 demonstrated statistical significance in pain freedom at two hours, they did not achieve statistical significance in freedom from most bothersome symptom at two hours. Statistical significance is an indicator of the likelihood of an observed effect being due to the study drug rather than due to chance. The “p” value is the probability of an event occurring by chance alone. When the p value is less than 5% (0.05) the results are considered to be statistically significant.

ZOTRIP Trial Co-Primary Endpoint Results for 3.8mg

Primary endpoint	Placebo	3.8mg M207	p-value

Pain freedom	14.3%	41.5%	0.0001

Most bothersome symptom free	42.9%	68.3%	0.0009

ZOTRIP Trial Secondary Endpoint Results for 3.8mg

Pain Freedom	Placebo	3.8mg M207	p-value

Pain freedom at 45 minutes	5.2%	17.1%	0.0175

Pain freedom at 60 minutes	10.4%	26.8%	0.0084

Pain freedom at 24 hours	39.0%	69.5%	0.0001

Pain freedom at 48 hours	39.0%	64.6%	0.0013

M207 was generally well-tolerated with no SAEs reported in the ZOTRIP trial. The most frequently reported adverse event was redness at the application site (18.3% of subjects) and all cases of redness resolved. Thirteen subjects (3.9%) reported pain at the application site; with application site pain reported as mild in all but three subjects. Additionally, five (1.5%) subjects across M207-treated groups reported dizziness versus zero subjects in the placebo group, and four (1.2%), subjects across M207-treated groups reported nausea whereas zero subjects in the placebo group reported this event.

The ZOTRIP trial results demonstrating pain freedom after treating with M207 are illustrated below:

Preplanned sub group analysis:

Pain Freedom at 2 Hours	Placebo	3.8mg M207	p-value*

All Subjects	14.3%	41.5%	0.0001

Morning Migraine	15.9%	44.4%	0.0056

Sustained Pain Freedom	Placebo	3.8mg M207	p-value*

2 – 24 Hours	10.4%	31.7%	0.001

2 – 48 Hours	9.1%	26.8%	0.0035

Pain Relief	Placebo	3.8mg M207	p-value*

1 Hour	53.2%	68.3%	< 0.05

2 Hours	57.1%	80.5%	< 0.05

Sustained Pain Relief	Placebo	3.8mg M207	p-value*

2 – 24 Hours	37.7%	68.3%	< 0.0001

2 – 48 Hours	32.5%	63.4%	< 0.0001

Nausea Freedom	Placebo	3.8mg M207	p-value*

2 Hours	63.6%	81.7%	< 0.05

*	p-values are nominal because of order of statistical testing

M207 Long Term Safety Study

In November 2017, we announced enrollment of the first patient in our long-term safety study for M207-ADAM. The M207-ADAM is an open label study evaluating the safety of the 3.8mg dose of M207 in migraine patients who have historically experienced at least two migraines per month. Patients are expected to treat a minimum of two migraines per month, with no maximum treatment limits. The M207-ADAM study will evaluate approximately 150 patients for six months, and approximately 50 patients for a year at approximately 30 sites in the U.S. The study is open-label, with investigator visits at months one, two, three, six, nine and twelve to record adverse events. We expect to have completed enrollment of approximately 100 patients by the end of the first quarter of 2018 and approximately 250 patients by the end of the second quarter of 2018 in order to meet our overall objectives of evaluating repeat use of M207 in 150 subjects for six months and 50 subjects for a year. The primary objective of M207-ADAM is to assess safety of M207 during repeated use over six and twelve months. Other endpoints are electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response. Based on enrollment projections, we anticipate six month safety data will be available around the end of the fourth quarter of 2018 and twelve month safety data around the end of the first quarter of 2019.

Our Research Programs

Our internal research and development programs use molecules with demonstrated safety and efficacy that are formulated to enable delivery through our proprietary ADAM technology. We intend to pursue product development opportunities that utilize the Section 505(b)(2) regulatory pathway, which may reduce clinical development and regulatory timelines relative to new chemical entity development. In selecting our development candidates, we consider the therapeutic advantage of rapid onset, the size of the market, the level of competition and the potential selling price.

Our ADAM technology patch consists of a 3 cm2 to 6 cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, and attached to an adhesive patch. The maximum amount of drug that can be coated on a patch’s microneedle array depends on the active molecule of the drug formulation, the weight of the excipients in the drug formulation, and the coatable surface area of the microneedle array. For example, we use patches with 2 cm2, 3 cm2 and 6 cm2 microneedle arrays. In the pivotal trial for M207 we used two 3 cm2 patches to deliver the appropriate dose. Based on our testing, we believe 3.8mg of zolmitriptan could also be coated on a single patch with a 6 cm2 microneedle array while maintaining acceptable tolerability. The patch is applied with a hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The typical patch wear time is generally thirty to sixty minutes.

We have tested our ADAM technology in preclinical and clinical proof of concept studies that demonstrated its technical feasibility with multiple compounds, ranging from small molecules to proteins. Based on this research, we believe that our ADAM technology can be used to deliver treatments for a wide variety of indications in which rapid absorption can enhance onset of efficacy and sustainability of effect. That coupled with ease of use might offer particularly important therapeutic, practical, and commercial advantages over existing options.

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

Companies marketing products that treat migraine that may compete with our M207 product candidate include Teva Pharmaceutical Industries, Inc., GlaxoSmithKline plc, Eli Lilly & Company, AstraZeneca plc, Allergan, Inc, Biohaven Pharmaceuticals, Alder Biopharmaceuticals, Amgen Inc. and Promius Pharma, LLC.

Competition in drug delivery platforms

In addition to competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies that develop and market products that compete against those that we develop, we face additional competition from companies that may develop and license drug delivery platforms similar to ours, and from alternative formulations and methods of delivery of the drugs on which we have focused, including oral formulations, nasal sprays, intracutaneous patches, intramuscular and subcutaneous injections and infusions. Such companies include, but are not limited to, 3M Company, Endo Pharmaceuticals, Corium International, Inc. and Pantec Biosolutions AG.

Research and Development and Manufacturing

As of December 31, 2017, our research and development group consisted of 36 employees, located in our headquarters in Fremont, California. Our research and development staff have broad knowledge and skills in a range of disciplines applicable to formulation of drugs and the design and manufacture of our ADAM technology. Our research and development group has particular expertise in two areas critical to our success: developing drug formulations that can be delivered using our ADAM technology and optimizing the technology to deliver those drugs.

The goals of our research and development efforts are to identify and develop drugs that can be delivered using our intracutaneous delivery system. In the years ended December 31, 2017 and 2016, we incurred $20.2 million and $20.5 million, respectively, of research and development expense. See Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional detail regarding our research and development activities.

We operate a current good manufacturing practices (“cGMP”) compliant manufacturing facility in Fremont, California, and believe we have adequate manufacturing capabilities and capacity to produce our ADAM technology for preclinical and Phase 1 and Phase 2 clinical trials of all of our product candidates, and pivotal Phase 3 trials of most of our product candidates. We continue to expand our manufacturing capabilities and have implemented automation of certain processes to further expand our capacity. We expect to produce GMP batches of M207 in the third quarter of 2018. We purchase various components or intermediates of our ADAM technology from third-party vendors, including the titanium foil and formed micro-arrays, active pharmaceutical ingredients and excipients, inner ring, adhesive backing, ring and backing assembly, outer ring and primary and secondary packing components. The majority of these components and intermediaries are available from multiple sources. We also outsource the manufacturing of our applicators.

The manufacturing process for our ADAM technology patch consists of two primary operations: (1) the formation of the microneedle array, involving etching of titanium foil and subsequent pad-forming; and (2) application of the drug formulation to the microneedle array.

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

As of January 8, 2018, we held exclusive licenses to or owned 28 United States patents and 5 United States patent applications, as well as three Patent Cooperation Treaty patent applications, covering key features of our intracutaneous delivery system, such as formulation, methods of treatment, coating, array design, patch anchoring, patch application, delivery, manufacturing and packaging. In December 2017, we received a Notice of Allowance from the U.S. Patent and Trademark Office for our patent application directed to M207 titled “Method of Rapidly Achieving Therapeutic Concentrations of Triptans for Treatment of Migraines.” This newly-allowed patent application contains claims generated from formulation, preclinical and clinical studies, and highlights the unique aspects of our technologies and their applicability for the treatment of migraine. This application will issue on March 20, 2018, as U.S. Patent No. 9,918,932 and will expire on 2037. In late January 2018, a continuation application was filed from this parent application that will advance the protection for this technology.

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

We have filed four pending United States patent applications, two pending European applications, a pending Patent Cooperation Treaty application covering our single-use applicator and formulations of D107 and zolmitriptan. The D107 patent was issued in November 2015 with an expiration date of 2034. The last of our issued technology platform patents will expire in 2027.

We rely on trade secrets to protect substantial portions of our technology. We generally seek to protect these trade secrets by entering into non-disclosure agreements and other contractual provisions with our employees, consultants and customers, and have restricted access to our manufacturing facilities and other technology.

We have one registered trademark to Zosano, “ZOSANO PHARMA,” Reg. No. 3705884 and one pending trademark application for “ADAM,” App. No. 87525805.

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

Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials in the U.S. may begin. An IND will automatically become effective thirty days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. We submitted an IND for M207 in the second quarter of 2016.

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

Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing is in compliance with cGMP regulations. If the NDA and the manufacturing facilities are deemed acceptable by the FDA, it may issue an approval letter, or in some cases, an approvable letter followed by an approval letter. Both letters usually contain a number of conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of NDA approval, the FDA may require post-marketing testing and surveillance to monitor the drug’s safety or efficacy, or impose other conditions. Approval may also be contingent on an approved REMS that limits the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market.

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

A certification that the new product will not infringe the Reference Listed Drug’s listed patents or that such patents are invalid is called a Paragraph IV certification. If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders for the Reference Listed Drug once the applicant’s NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a Paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA by imposing a 30-month automatic statutory injunction, which may be shortened by the court in a pending patent case if either party fails to reasonably cooperate in expediting the case. The 30-month stay terminates if a court issues a final order determining that the patent is invalid, unenforceable or not infringed. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay.

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

Employees

As of December 31, 2017, we had 51 employees, all of whom are full time, 5 of whom hold doctorate degrees in their respective scientific and pharmaceutical fields and 1 of whom holds a Doctor of Medicine degree. We make extensive use of third party contractors, consultants and advisors to perform many of our present activities.

Special Stockholder Meeting, Reverse Split and Authorized Share Increase

On January 23, 2018, we held a special meeting of stockholders. At the special meeting, the stockholders approved, among other things, an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000 shares. A Certificate of Amendment to the Amended and Restated Certificate of Incorporation authorizing the authorized share increase was filed with the Secretary of State of the State of Delaware on January 24, 2018, and the authorized share increase became effective in accordance with the terms of the Certificate of Amendment upon filing with the Secretary of State of the State of Delaware.

The stockholders also approved a proposal authorizing the board of directors, in its discretion, to effect a reverse stock split of our outstanding shares of common stock at a ratio ranging from 1-for-5 to 1-for-20 to be determined by the Board of Directors and effected, if at all, no later than November 23, 2018. On January 23, 2018, following the special stockholder meeting, the board of directors approved a 1-for-20 reverse stock split of the common stock and the filing of a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company to effectuate the reverse stock split. A Certificate of Amendment to the Amended and Restated Certificate of Incorporation authorizing the reverse stock split was filed with the Secretary of State of the State of Delaware on January 24, 2018, and the reverse stock split became effective in accordance with the terms of the Certificate of Amendment at 5:00 p.m. Eastern Time on January 25, 2018, which we refer to as the Effective Time.

At the Effective Time, every twenty shares of common stock issued and outstanding was automatically combined into one share of issued and outstanding common stock, without any change in the par value per share. The reverse stock split did not affect the number of authorized shares of common stock, which, after giving effect to the authorized share increase, is 250,000,000 shares. In addition, a proportionate adjustment will be made to the per share exercise price and the number of shares issuable upon the exercise of the Company’s outstanding equity awards, options and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans.

Corporate Information

We were incorporated under the laws of the State of Delaware as ZP Holdings, Inc. in January 2012, and changed our name to Zosano Pharma Corporation in June 2014. Our business was spun out of ALZA Corporation, a subsidiary of Johnson & Johnson, in October 2006. We were originally incorporated under the name The Macroflux Corporation, and changed our name to Zosano Pharma, Inc. in 2007 following the spin-off from Johnson & Johnson. In April 2012, in a transaction to recapitalize the business, a wholly-owned subsidiary of ZP Holdings was merged with and into Zosano Pharma, Inc., whereby Zosano Pharma, Inc. was the surviving entity and became a wholly-owned subsidiary of ZP Holdings. In June 2014, Zosano Pharma, Inc. changed its name to ZP Opco, Inc. ZP Group LLC, a former subsidiary that was originally formed as a joint venture with Asahi Kasei Pharmaceuticals USA (Asahi), ceased operations in December 2013 and was dissolved on December 30, 2016. On November 1, 2017, ZP Opco, Inc. merged with and into Zosano Pharma Corporation, with Zosano Pharma Corporation as the surviving corporation of the merger.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

The audit report contained in our Annual Report on Form 10-K for the year ended December 31, 2017 contains an explanatory paragraph to the effect that there is doubt about our ability to continue as a going concern.

As of December 31, 2017, we had an accumulated deficit of $225.9 million as well as negative cash flows from operating activities. We will continue to require substantial funds to continue research and development, including clinical trials of our lead product candidate, M207. As noted above, we expect to finance our cash needs through a combination of equity offerings, debt financing and license and collaboration agreements. There is no assurance that such additional funds will be obtained for our ongoing operations and that the Company will succeed in it future operations. Substantial doubt exists about the Company’s ability to continue as a going concern. Our audited consolidated financial statements include a “going concern” disclosure that may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, results of operations and prospects. If the results of our long term safety study do not support regulatory approval and/or market acceptance of M207, it could materially and adversely affect our business, financial condition and results of operation and prospects.

We have a history of operating losses. We expect to continue to incur losses over the next several years and may never become profitable.

Since inception, we have incurred significant operating losses. For the year ended December 31, 2017 we incurred a net loss of $29.1 million. As of December 31, 2017, we had an accumulated deficit of $225.9 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, M207. These expenditures will be incurred for development, clinical trials, regulatory compliance, infrastructure, and manufacturing. Even if we succeed in developing, obtaining regulatory approval for and commercializing M207 or one of our other product candidates, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

However, adequate and additional funding may not be available to us on acceptable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, such as our March 2017 public offering in which we sold 977,500 million shares of our common stock for aggregate gross proceeds of $29.3 million or under our equity line of credit with Lincoln Park Capital Fund, LLC pursuant to which we may sell up to $35 million of our common stock (subject to certain conditions and limitations) to Lincoln Park, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends on our common stock.

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

In June 2014, we entered into a loan and security agreement with Hercules Capital, Inc. which provided us $4.0 million in debt financing. In June 2015, we entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (“Hercules Term Loan”). The first amendment to the loan and security agreement with Hercules provides that the $15.0 million principal balance would be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. As of July 1, 2016, we are required to make month installment payments on the principal and interest of the Hercules Term Loan and, if we cannot meet the principal payment requirements under the first amendment to the loan and security agreement, we could be in default. On June 7, 2017, the Company paid a $100,000 legacy end of term charge and in addition, we are obligated to pay a $351,135 end of term charge on the earlier of loan maturity or at the date we prepay the Hercules Term Loan. We may prepay all, but not less than all, of the Hercules Term Loan with no prepayment charge. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of our tangible and intangible properties and assets, including intellectual properties.

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

We have focused our clinical development efforts on our product candidate, M207. The development and commercialization of M207 and any product candidates we may develop and commercialize in the future is subject to many risks including:

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

•	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our third-party manufacturers;

•	the FDA may change its approval policies or adopt new regulations;

•	we may need to depend on third-party manufacturers to supply or manufacture our products;

•	we depend on contract research organizations to conduct our clinical trials;

•	we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials;

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

The long-term safety study for M207 is an important next step in the development of M207. If we cannot raise capital, manufacture supply for the safety study, continue to enroll subjects, complete the safety study in a timely manner, or produce results that satisfy FDA requirements, the regulatory approval process could be delayed and our business could be adversely affected.

After receiving positive results from our ZOTRIP Phase 2/3 efficacy trial of M207, the next step in the regulatory approval process is to complete a long-term safety study. We initiated this study in the second half of 2017. To complete the safety study, we will need to raise additional capital to fund the manufacture of sufficient supply of M207 and to continue to enroll subjects in the study. There are no assurances that such additional capital will be available to us on terms that are favorable to us or our existing stockholders or at all. The study will also need to produce results that satisfy FDA requirements. Any failure or setback in completing any of these required steps could require us to delay, limit, reduce or terminate our development of M207. Also, even though we have discussed our development strategy with the FDA on our M207 program and received feedback from the FDA about the size and the length of the safety study, the FDA may decide to expand on the requirements that have already been provided to us, which would further delay the regulatory approval process and require additional clinical work.

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

If the FDA does not allow us or any partner with which we collaborate to pursue the 505(b)(2) regulatory pathway for our product candidates, we or they may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, we or they will need to successfully complete additional Phase 2 and/or Phase 3 clinical trials and submit to the FDA for approval one or more NDAs in order to obtain FDA approval to market each of our product candidates. The time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. The conduct of later-stage clinical trials and the submission of a successful NDA is a complicated process. To date, we have conducted only one Phase 2/3 clinical trial and have initiated a long-term safety study of M207, we have limited experience in preparing and submitting regulatory filings, and we have not previously submitted an NDA for any product candidate. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission for M207 or for any other product candidates we may develop in the future.

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

Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing, early clinical trials and even later stage clinical trials, like our phase 2/3 ZOTRIP trial, does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. While members of our management team have experience in designing clinical trials, we have limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If our product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed.

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

Even if M207 or any other product candidates we develop in the future receive regulatory approval, we may still face future development and regulatory difficulties.

The manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for our product candidates will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices, or cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. The regulatory approvals for our product candidates may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidates. The FDA closely regulates the post-approval marketing and promotion of drugs and drug delivery devices to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and, if we do not market our product candidates for their approved indications, we may be subject to enforcement action for off-label marketing.

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

M207 and any other product candidates we develop in the future may have undesirable side effects, or have characteristics that are unexpected.

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

If approved for marketing, the commercial success of M207 or any product candidates we develop in the future will depend upon their acceptance by the medical community, including physicians, patients and health care payers. The degree of market acceptance of any product candidate will depend on a number of factors, including:

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

We rely on a third-party contract research organization, or CRO, to manage our clinical trials. In addition, we rely on other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. While we have agreements governing their activities, we will have limited influence over their actual performance and we will control only certain aspects of their activities. Further, agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If there is any dispute or disruption in our relationship with our CROs or if we need to enter into alternative arrangements, that would delay our product development activities.

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

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may also be restricted under collaboration agreements from entering into agreements with other potential collaborators. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail, reduce or delay the development of a particular product candidate, or one or more of our other development programs, delay its or their potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate revenue.

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

We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate developing adequate sales and marketing support for any of our product candidates, if approved by the FDA. Although we may develop a targeted commercial infrastructure to market and distribute our proprietary product candidates, our future success may depend, in part, on our ability to enter into and maintain collaborative relationships to provide such capabilities, on the collaborators’ strategic interest in the product candidates under development and on such collaborators’ ability to successfully market and sell any such product candidates. There can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that our collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our product candidates, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with the needed technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.

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

The development and commercialization of new products to treat migraine is highly competitive. We expect to have considerable competition from major pharmaceutical, biotechnology and specialty pharmaceutical companies. Companies marketing products that treat migraine that may compete with our M207 product candidate include Alder Biopharmaceuticals, Allergan, Inc., AstraZeneca plc, Biohaven Pharmaceuticals, Eli Lilly & Company, GlaxoSmithKline plc, Promius Pharma, LLC, Teva Pharmaceutical Industries, Inc., and Zogenix, Inc.

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

Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“ACA”), is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on any product that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 19 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republican majorities in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA in the future. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation may have on our product candidates. Additionally, healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if one of our product candidates is approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover the product candidate. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for one of our product candidates, once approved, market acceptance of the product could be reduced.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or patent applications will come due for payment periodically throughout the lifecycle of patent applications and issued patents. In order to help ensure that we comply with any required fee payment, documentary and/or procedural requirements as they might relate to any patents for which we are an assignee or co-assignee, we employ legal help and related professionals as needed to comply with those requirements. Failure to meet a required fee payment, document production or procedural requirement can result in the abandonment of a pending patent application or the lapse of an issued patent. In some instances, the defect can be cured through late compliance, but there are situations where the failure to meet the required deadline cannot be cured. Such an occurrence could compromise the intellectual property protection around a preclinical or clinical product candidate and possibly weaken or eliminate our ability to protect our eventual market share for that product candidate.

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

•

the federal transparency requirements under the ACA require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

The implementation of the reporting and disclosure obligations of the Physician Payments Sunshine Act/Open Payments provisions of the Patient Protection and Affordable Care Act could adversely affect our business.

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

The final rule implementing the Physician Payments Sunshine Act is complex, ambiguous, and broad in scope. When and if M207 and any other product candidates we develop in the future are approved, we will within a defined time period become subject to the reporting and disclosure provisions of the Physician Payments Sunshine Act. Accordingly, we will be required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals. It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payments Sunshine Act preempts similar state reporting laws, although we may also be required to continue to report under certain provisions of such state laws. While we expect to have substantially compliant programs and controls in place to comply with the Physician Payments Sunshine Act requirements, our compliance with the new final rule will impose additional costs on us. Additionally, failure to comply with the Physician Payment Sunshine Act may subject the Company to civil monetary penalties.

Healthcare reform may have a material adverse effect on our industry and our results of operations.

From time to time, legislation is implemented to rein in rising healthcare expenditures. In March 2010, President Obama signed into law the ACA, as amended by the Health Care and Education Reconciliation Act. The ACA included a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, the ACA also established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. At this time, it remains unclear whether there will be any changes made to certain provisions of the ACA or its entirety.

As noted above, the ACA is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on any product that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 19 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump and the Republican majorities in both houses of the U.S. Congress have been seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA in the future. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation may have on our product candidates.

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

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

The trading price of our common stock has been volatile with substantial price fluctuations on heavy volume, which could result in substantial losses for purchasers of our common stock and existing stockholders.

Our stock price has been and in the future may be subject to substantial volatility. During the period from January 26, 2018 through March 8, 2018, for example, our stock has traded in a range with a low of $3.61 and a high of $25.70.

The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanation for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares currently outstanding) that has occurred in our common stock in February and March of 2018. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. On November 28, 2017, the Company received a letter from the Nasdaq Stock Market, LLC (the “Letter”) stating that the Company had failed to maintain at least a $1.00 minimum bid price for its common stock (the “Minimum Bid Requirement”) as required for continued listing of the Company’s common stock on the Nasdaq Capital Market. The Company subsequently effected a 1-for-20 reverse stock split of the Company’s outstanding common stock and, on February 9, 2018, the Company received a letter from the Director of Nasdaq Listing Qualifications indicating that the Company had regained compliance with the Minimum Bid Requirement under Nasdaq Rule 5550(a)(2).

If, for any reason, Nasdaq should delist the Company’s securities from trading on its exchange (including if the Company fails to comply with the Minimum Bid Requirement in the future) and the Company is unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

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

If our existing stockholders, particularly our directors and executive officers, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of March 1, 2018 we had 1,973,039 shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur may reduce the prevailing market price of our common stock and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. In addition, certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (“Securities Act”). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by existing stockholders could have a material adverse effect on the market price of our common stock.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations ” disclosure;

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

We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) December 31, 2019, the end of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement filed under the Securities Act.

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

Our principal executive offices are located at 34790 Ardentech Court, Fremont, California 94555. The Company has an operating lease for its headquarters in Fremont, California. Under the Seventh Amendment, the Company extended the term of the Lease for the Company’s headquarters for an additional 65 months from March 31, 2019 through August 31, 2024, with an option to further extend the lease for an additional 60 months, subject to certain terms and conditions. We do not own any real property. We believe our present facilities are sufficient for our current and planned near-term operations.

Item 3.	LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded and listed on the Nasdaq Capital Market under the symbol “ZSAN.” On January 25, 2018, we effected a 1-for-20 reverse stock split. The share prices in the table below are shown on a post-split basis. Unless otherwise indicated, all per share amounts have been adjusted for this reverse stock split. The following table sets forth on a per share basis, for the periods indicated, the low and high sale prices of our common stock as reported by the Nasdaq Capital Market.

	High	Low
2017
First quarter	$70.80	$15.60
Second quarter	$38.60	$24.00
Third quarter	$28.20	$15.20
Fourth quarter	$25.80	$10.00

	High	Low
2016
First quarter	$56.60	$39.00
Second quarter	$49.80	$20.60
Third quarter	$40.00	$13.20
Fourth quarter	$23.40	$9.00

Holders of Common Stock

As of March 1, 2018, there were 17 holders of record of our common stock.

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

Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide a performance graph.

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

The selected financial data in the tables below should be read together with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace our financial statements and the accompanying notes. Our historical results are not necessarily indicative of our expected future results. The statements of operations data for 2017 and 2016 and the balance sheet data as of December 31, 2017 and 2016 were derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$-	$-
Operating expenses:
Research and development	20,188	20,457
General and administrative	8,182	8,176

Total operating expenses	28,370	28,633

Loss from operations	(28,370)	(28,633)
Other income (expense):
Interest expense, net	(742)	(1,192)
Other income (expense), net	7	(7)

Net loss	$(29,105)	$(29,832)

Net loss per common share — basic and diluted	$(16.82)	$(43.36)

Weighted-average common shares outstanding — basic and diluted	1,730	688

	December 31,
	2017	2016
	(in thousands)
Selected Balance Sheets Data:
Cash and cash equivalents	$11,651	$15,003
Working capital	2,936	5,457
Total assets	18,000	20,906
Total promissory note	6,687	12,542
Accumulated deficit	(225,874)	(196,769)
Total stockholders’ equity	$7,049	$4,485

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 23, 2018, our stockholders approved an increase to the number of authorized shares of the Company’s common stock from 100,000,000 to 250,000,000 shares. Our stockholders also approved a proposal authorizing the board of directors, in its discretion, to effect a reverse stock split of our outstanding shares of common stock at a ratio ranging from 1-for-5 to 1-for-20 to be determined by the board of directors and effected, if at all, no later than November 23, 2018. On January 23, 2018, our board of directors approved a 1-for-20 reverse stock split of our outstanding common stock, which was effected on January 25, 2018. At the effective time, every twenty shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock. The par value of our stock remained unchanged at $0.0001 per share. No fractional shares of our common stock were issued in the reverse stock split, but in lieu thereof, each holder of our common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. In addition, by reducing the number of our outstanding shares, our loss per share in all prior periods increased by a factor of twenty. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of our outstanding equity awards, options and warrants to purchase shares of our common stock and to the number of shares reserved for issuance pursuant to our equity incentive compensation plans. The reverse stock split affected all stockholders of our common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. Unless otherwise noted, all share and per share information included in this report has been retroactively adjusted to give effect to the reverse stock split.

The reverse stock split did not affect the number of authorized shares of common stock, which, after giving effect to the authorized share increase, is 250,000,000 shares.

Overview

Zosano Pharma Corporation is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray, or ADAM, technology. In February 2017, we announced positive results from our ZOTRIP pivotal efficacy trial, or ZOTRIP trial, that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

ADAM is our proprietary, investigational technology platform designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. ADAM consists of an array of drug-coated titanium microprojections mounted on an adhesive backing that is pressed on to the skin using a reusable handheld applicator. The microprojections penetrate the stratum corneum and allow the drug to be absorbed into the microcapillary system of the skin. We focus on developing products based on our ADAM technology for indications in which rapid onset, ease of use and stability offer significant therapeutic and practical advantages, for markets where there is a need for more effective therapies.

Our development efforts are focused on our product candidate, M207. M207 is our proprietary formulation of zolmitriptan delivered utilizing our ADAM technology. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of M207 is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding GI tract. Feedback from the United States Food and Drug Administration, or FDA, on M207’s regulatory path has also been encouraging. The agency has indicated that one positive pivotal efficacy study, in addition to the required safety study, would be sufficient for approval of M207 for the treatment of migraine.

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

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs related to (i) servicing our collaborative development efforts with other pharmaceutical companies, (ii) furthering our research and development efforts, and (iii) designing and manufacturing our intracutaneous applicator for our clinical and nonclinical studies. Research and development costs include salaries and related employee benefits, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, costs of active pharmaceutical ingredients and raw materials, research and development related overhead expenses, fees paid to contract research organizations that conduct clinical trials on behalf of the Company, and fees paid to contract manufacturing organizations that conduct manufacturing activities on behalf of the Company.

Stock-Based Compensation

We account for its stock-based compensation, recorded as an expense, based on the fair value of the stock- based awards at the grant date that are ultimately expected to vest. The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option pricing model, and are recognized as expense on a straight- line basis over the employee’s requisite service period (generally the vesting period), net of estimated forfeitures.

We record the expense attributed to non-employee services paid with stock-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model. The measurement of stock-based compensation for non-employees is subject to re-measurement as the options vest, and the expense is recognized over the period during which services are received.

Financial Operations Overview

General

As of December 31, 2017, we had an accumulated deficit of approximately $225.9 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our product candidates into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, pursuant to any partnership that we might pursue.

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

We will require additional capital to undertake our planned research and development activities and to meet our operating requirements beyond 2017. We intend to raise such capital through the issuance of additional equity through public or private offerings, debt financing, strategic alliances with pharmaceutical partners, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our M207 development program, out-license intellectual property rights to our intracutaneous delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.

Debt Financing

We have funded, and will continue to fund, our operations in part through debt financing. In June 2014, we entered into a $4.0 million term loan facility with Hercules Capital, Inc. (“Hercules”), previously known as Hercules Technology Growth Capital, Inc. In June 2015, we entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (the Hercules Term Loan). Upon the execution of the first amendment to the loan and security agreement, we used approximately $11.4 million of the Hercules Term Loan to prepay all amounts owing under the secured promissory note held by BMV Direct SOTRS LP, an affiliate of BioMed Realty Holdings, Inc. The first amendment to the loan and security agreement with Hercules provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. The interest rate on the secured term loan with Hercules was 7.95% for the years ended December 31, 2017 and 2016. On June 1, 2017, we paid a $100,000 legacy end of term charge and is required to pay an additional $351,135 end of term charge on the earlier of loan maturity or at the date we prepay the Hercules Term Loan. We may prepay all, but not less than all, of the Hercules Term Loan with no prepayment charge. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of our tangible and intangible properties and assets, including intellectual properties.

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

•

expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of our intracutaneous delivery system, including fees paid to contract manufacturing organizations;

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

The following table summarizes our research and development expenses incurred during the years ended December 31, 2017 and 2016, and from our inception to December 31, 2017:

			For the Period from inception to December 31, 2017
	Year Ended December 31,
	2017	2016
	(In thousands)
Product candidate:
M207 (1)	$15,569	$13,281	$34,676
Suspended programs (2)	7	126	52,409
Other research projects (3)	173	1,984	12,746
Collaborative development support (4)	-	-	2,630
Unallocated research and development expenses (5)	4,439	5,066	79,573

Total research and development expenses	$20,188	$20,457	$182,034

(1)	We initiated our M207 project in September 2013.
(2)	In April 2016, we suspended further development related to Daily B104, Weekly B104 and D107.
(3)	Our other research projects include programs other than our lead development candidate, M207.
(4)

Collaborative development support consists of support services provided to Asahi in 2011 and 2012 and to Novo Nordisk in 2014 and 2015 in connection with our collaboration and license agreements with Asahi and Novo Nordisk.

(5)

Unallocated costs include research and development expenses not allocated to a specific program or product candidate, and personnel-related costs prior to the implementation of our timesheet tracking system in 2011.

The project-specific expenses summarized in the table above include costs directly attributable to our product candidates. We allocate research and development salaries, benefits, stock-based compensation and indirect costs to our product candidates on a project-specific basis, and we include these costs in the project- specific expenses. We expect our research and development expenses to increase in the future. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors including but not limited to: the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. Additionally, a future collaborative partner may only be interested in applying our technology in the development and advancement of their own product candidates.

In 2017, our research and development efforts and resources focused primarily on advancing the development of M207. While we currently intend to continue clinical development of M207 through commercialization in the United States ourselves, we remain open to opportunities with potential strategic partners to ensure M207 will receive the best chance of commercial success. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates. We cannot forecast with any degree of certainty if M207 or any of our future product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

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

Other Income and Expense

Interest expense, net. Interest expense, net consists primarily of interest costs related to our short-term borrowings and long-term debt and the amortization of debt discount and issuance costs. Interest expense for the year ended December 31, 2017 and 2016 consisted of accrued interest related to the Hercules Term Loan and the related amortization of debt discount and issuance costs.

Other expense, net. Other expense, net consists of miscellaneous income or expenses that are not included in other categories of the consolidated statement of operations (See detailed explanations under the next subheading, Results of Operations).

Results of Operations

Comparison of the year ended December 31, 2017 and 2016

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands)
Research and development	$20,188	$20,457	$(269)	(1%)

Research and development expenses decreased approximately $0.3 million, or 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease was due to lower clinical trial costs based on our decision to primarily focus our resources on M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. We also completed our efficacy study in February 2017 and in November 2017, we initiated the required long-term safety study in the development of M207.

General and administrative expenses

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands)
General and administrative	$8,182	$8,176	$6	0%

General and administrative expenses increased slightly by $6,000 for the year ended December 31, 2017 as compared to the same period in 2016.

Other income and expense

	Year Ended December 31,		Change
	2017	2016	Amount	%
	(In thousands)
Interest expense, net	$(742)	$(1,192)	$450	38%
Other income (expense), net	7	(7)	14	200%

Interest expense, net, decreased approximately $0.5 million for the year ended December 31, 2017 as compared to the same period in 2016. Interest expense consists primarily of interest, amortization of debt discount and amortization of deferred financing costs associated with the Hercules Loan Agreement. We expect that our interest expense will decrease for 2018 as compared to 2017 as a result of the repayment of the Hercules Loan Agreement in December 2018.

Other expense, net, increased approximately $14,000 for the year ended December 31, 2017 as compared to the same period in 2016. For the year ended December 31, 2017, we recorded a net gain of approximately $9,000 on a sale of equipment. For the year ended December 31, 2016, we recorded a gain of approximately $51,000 on a sale of equipment, offset by a loss in other expenses of approximately $57,000 on the sale of Zosano Inc., a public shell corporation that was a subsidiary of the Company with no operations and no assets.

Income Taxes

As of December 31, 2017, we had net deferred tax assets of $16.9 million. The deferred tax assets primarily consisted of federal and state tax net operating losses and research and development tax credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. As of December 31, 2017, we had federal net operating loss carryforwards of approximately $43.8 million and state net operating loss carryforwards of approximately $43.5 million. If not utilized, the federal net operating loss carryforwards will begin to expire from 2017 through 2038, and state net operating loss carryforwards will begin to expire in 2018 through 2038.

As of December 31, 2017, we had federal and state research and development credit carryforwards of approximately $0.4 million and $4.6 million, respectively. As of December 31, 2016, we had federal and state research and development credit carryforwards of approximately $0.5 million and $4.2 million, respectively. If not utilized, the federal tax credits will begin to expire in 2026; state tax credits currently do not expire.

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

Refer to Note 11. Income Taxes, for discussions on the impact of the Tax Cuts and Jobs Act (the “2017 Tax Act”) which was enacted in December 2017.

Liquidity and Capital Resources

As of December 31, 2017, we had an accumulated deficit of $225.9 million as well as negative cash flows from operating activities. Presently, we do not have sufficient cash resources to meet our plans in the next twelve months from issuance of these financial statements. We will continue to require substantial funds to continue research and development, including clinical trials of M207 and any future product candidates. Management’s plans in order to meet its operating cash flow requirements include financing activities such as public or private offerings of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate sources. Accordingly, on December 22, 2017, we filed a registration statement with the SEC for the offer and sale of our common stock. Our ability to complete the sale and access the market as a source of liquidity is dependent on investor demand, market conditions and other factors. Therefore, we can provide no assurance that any such offering will be on terms favorable to us or our stockholders, or that such offering will be successful at all. We also have an equity line of credit pursuant to a purchase agreement with Lincoln Park, which provides for the purchase of up to $35.0 million worth of our common stock over the term of the purchase agreement, subject to certain conditions and limitations.

Our accumulated deficit, negative cash flows and insufficient cash resources raise substantial doubt regarding the Company’s ability to continue as a going concern. There are no assurances that additional funding will be achieved and that we will succeed in our future operations. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.

Since our inception in October 2006, we have funded our operations primarily through a combination of equity offerings, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of December 31, 2017, had an accumulated deficit of $225.9 million. We expect to incur additional losses in the future to conduct research and development of our M207 product candidate and to conduct pre-commercialization manufacturing activities.

In accordance with ASU No. 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

As of December 31, 2017, we had approximately $11.7 million in cash and cash equivalents. Presently, we do not have sufficient cash resources to meet our obligations as they become due within one year after the issuance date of this filing.

We will continue to require additional financing to develop our product candidates and fund our operations. We will seek funds through equity or debt financings, collaborative or other arrangements with corporate partners, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

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

If we are unable to raise additional funds when needed, we may be required to suspend, delay, reduce, or terminate our development programs and clinical trials. We may also be required to sell or license to others technologies or clinical product candidates or programs, if any, that we would prefer to develop and commercialize ourselves. This raises substantial doubt about our ability to continue as a going concern. As of December 31, 2017, we had an accumulated deficit of $225.9 million and we do not have sufficient cash resources to meet our plans in the next twelve months following the issuance of these financial statements.

The following table shows a summary of our cash flows for the years ended December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(27,119)	$(25,686)
Investing activities	(1,228)	30,272
Financing activities	24,995	3,771

Net (decrease) in cash and cash equivalents	$(3,352)	$8,357

Operating Cash Flow: Net cash used in operating activities was $27.1 million and $25.7 million for the years ended December 31, 2017 and 2016, respectively. Net cash used during 2017 was primarily due to the costs of completion of the ZOTRIP trial, and start up and initiation costs related to our long-term safety study, in addition to other professional fees and administrative expenses incurred in the course of continuing operations. Net cash used in 2016 was primarily the result of clinical and non-clinical development costs of the ZOTRIP trial, personnel costs related to hiring key personnel with critical manufacturing know-how to ramp up our production of clinical trial material of our Phase 2 and Phase 3 clinical trials, professional fees and administrative expenses incurred in the course of continuing operations.

Investing Cash Flow: Net cash used by investing activities was $1.2 million for the year ended December 31, 2017, and net cash provided by investing activities was $30.3 million for the year ended December 31, 2016. Net cash used by investing activities during 2017 was mostly the result of purchases of property and equipment. Net cash provided by investing activities during 2016 resulted primarily from $30.2 million in proceeds from maturities of our investments in marketable securities.

Financing Cash Flow: Net cash provided by financing activities was $25.0 million and $3.8 million for the years ended December 31, 2017 and 2016, respectively. Net cash provided by financing activities for 2017 was primarily due to proceeds from a registered public offering of $26.6 million, net of underwriter’s discounts, commissions, and offering expenses and proceeds of $4.0 million from the exercise of warrants to purchase 136,301 shares of common stock. These increases were partially offset by payments on the Hercules Term Loan of approximately $5.8 million. Net cash generated from financing activities during 2016 included $6.6 million of net proceeds from our private investment in public equity (“PIPE”) financing, partially offset by $2.9 million in repayment of loan principal and accrued interest to Hercules.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017:

	Payment Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Contractual Obligations
Short and long-term debt obligations (including interest) (1)	$6,947	$6,947	$-	$-	$-
Operating lease obligations (2)	12,204	1,558	3,561	7,085	-

Total contractual obligations	$19,151	$8,505	$3,561	$7,085	$-

(1)	Short and long-term debt obligations

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

The first amendment to the loan and security agreement with Hercules provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. In addition, we paid a $100,000 legacy end of term charge on June 1, 2017 and is required to pay a $351,135 end of term charge on the earlier of loan maturity or at the date we prepay the Hercules Term Loan. We may prepay all, but not less than all, of Hercules Term Loan with no prepayment charge. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of our tangible and intangible properties and assets, including intellectual properties.

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

We have an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings and related party, for its office, research and development, and manufacturing facilities in Fremont, California. On June 6, 2017, we entered into the seventh amendment to the existing lease (“Seventh Amendment”), effective as of May 30, 2017.

Under the Seventh Amendment, we extended the term of the Lease for our headquarters in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 65 months, subject to certain terms and conditions. We agreed to pay a monthly base rent of $136,191 for the period commencing September 1, 2017, and ending on August 31, 2018, with an increase on September 1, 2018, and annual increases on September 1 of each subsequent year until the lease year beginning September 1, 2023. The Seventh Amendment also provides for rent abatements, subject to certain conditions, totaling $275,552 and certain tenant improvements to be completed at the Landlord’s expense (not to exceed $975,000 or, under certain conditions, $1,100,000). We may incur additional expenses under the lease in connection with roof repairs that will be treated as additional rent and paid over the term of the lease.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recently Issued Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for Recently Issued Accounting Pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. We had cash and cash equivalents of $11.7 million and $15.0 million as of December 31, 2017 and 2016, respectively, which consist of bank deposits and money market funds. Any interest-bearing instruments carry a degree of risk; however, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, a hypothetical immediate 10% change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Business Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and our Chief Business Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Business Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Business Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. We reviewed the results of management’s assessment with our Audit Committee.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of the annual reporting period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Our executive officers, directors and key employees, their positions and their ages as of March 1, 2018 are set forth below:

Name	Age	Position
John P. Walker	69	President, Chief Executive Officer, and Director
Kenneth R. Greathouse (1) (3)	65	Director
Joseph “Jay” P. Hagan (1) (2)	49	Director
Troy Wilson, Ph.D., J.D. (1) (2) (3)	49	Director
Kleanthis G. Xanthopoulos, Ph.D. (2) (3)	59	Director
Georgia L. Erbez	51	Chief Business Officer and Chief Financial Officer
Donald Kellerman, PharmD	63	VP Clinical Development and Medical Affairs
Hayley Lewis	42	Senior Vice President, Operations

(1)	Member of the Audit Committee
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

Business Experience

The following is a brief description of the education and business experience of our current directors and executive officers:

John P. Walker has served as our President and Chief Executive Officer since August 2017 and as member of our board of directors since May 2016. Mr. Walker served as our Interim Chief Executive Officer from May 2017 until August 2017. Mr. Walker is currently the Executive Chairman of Vizuri Health Sciences, LLC and served as a Managing Director of Four Oaks Partners, a life sciences transaction advisory firm, which he co-founded in March 2012 until January 2015. As part of his activities with Four Oaks Partners, Mr. Walker served as the Chairman and Interim Chief Executive Officer of Neuraltus Pharmaceuticals, Inc., a privately held biopharmaceutical company, until October 2013. From February 2009 until July 2010, Mr. Walker was the Chief Executive Officer at iPierian Inc., a company focused on the use of inducible stem cells for drug discovery. From 2006 until 2009, Mr. Walker served as the Chairman and Chief Executive Officer of Novacea, Inc., a pharmaceutical company that merged with Trancept Pharmaceuticals, Inc., in 2009. Since 2001, Mr. Walker, acting as a consultant, was Chairman and Interim Chief Executive Officer at Kai Pharmaceuticals, Guava Technologies, Centaur Pharmaceuticals, Inc., and Chairman and Chief Executive Officer of Bayhill Therapeutics. From 1993 until 2001, Mr. Walker was the Chairman and Chief Executive Officer of Arris Pharmaceuticals Corporation and its successor, Axys Pharmaceuticals Inc. Mr. Walker previously served on the board of directors of Geron Corporation and Evotec AG. Mr. Walker is a graduate of the Advance Executive Program at the Kellogg School of Management at Northwestern University and holds a B.A. from the State University of New York at Buffalo. We believe Mr. Walker’s 40 years in the life sciences industry and his experience as Chairman and Chief Executive Officer of a number of development and commercial stage companies, including his service as our President and Chief Executive Officer qualify him to serve as a member of our board of directors.

Joseph “Jay” P. Hagan has served as a member of our board of directors since May 2015. Mr. Hagan has served as Regulus’ Chief Executive Officer since May 2017. Previously, he served as Regulus’ Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer since January 2016. From 2011 to December 2015, Mr. Hagan served as Orexigen’s Chief Business & Financial Officer. From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. Prior to Orexigen, Mr. Hagan worked at Amgen, from September 1998 to April 2008, where he served in various senior business development roles, including founder and Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures fund, Mr. Hagan was Head of Corporate Development at Amgen, leading such notable transactions as the acquisition of Immunex and Tularik and the spinouts of Novatrone and Relypsa, as well as numerous other business development efforts totaling over $15 billion in value. Before joining Amgen, Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advance Tissue Sciences. He received an M.B.A. from Northwestern University and a B.S. in Physiology and Neuroscience from the University of California, San Diego. We believe that Mr. Hagan’s education and professional background in science and business management, and his work as a senior executive in the biotechnology industry qualify him to serve as a member of our board of directors.

Troy Wilson, Ph.D., J.D. has served as a member of our board of directors since June 2014. Dr. Wilson has been President and Chief Executive Officer and a member of the board of directors of Kura Oncology, Inc., a public company, since August 2014. He has served as President and Chief Executive Officer and a member of the board of managers of Avidity Biosciences LLC, a private biopharmaceutical company, since November 2012 and as President and Chief Executive Officer and a member of the board of managers of Wellspring Biosciences, Inc., a private biopharmaceutical company, since July 2012 and May 2012, respectively. He has been a Director of Puma Biotechnology, Inc., a public company, since October 2013. He has also been a member of the board of managers of Araxes Pharma LLC, a private biopharmaceutical company, since May 2012. Previously, Dr. Wilson served as President and Chief Executive Officer and a member of the board of directors of Intellikine, Inc., a private biopharmaceutical company, from April 2007 to January 2012 and from August 2007 to January 2012, respectively, until its acquisition by Takeda Pharmaceuticals. Dr. Wilson holds a J.D. from New York University and graduated with a Ph.D. in bioorganic chemistry and a B.A. in biophysics from the University of California, Berkeley. We believe that Dr. Wilson’s senior executive experience managing, leading and developing various biopharmaceutical companies and his extensive industry knowledge and board-level experience in the biopharmaceutical industry qualify him to serve as a member of our board of directors.

Kleanthis G. Xanthopoulos, Ph.D. has served as a member of our board of directors since April 2013. Dr. Xanthopoulos is a serial entrepreneur whose passion is building healthcare companies focused on innovation. Dr. Xanthopoulos has over two decades of experience in the biotechnology and pharmaceutical research industries as an executive, company founder, chief executive officer, investor and board member. He has founded three companies, has introduced two life science companies to Nasdaq and has financed and brokered numerous creative strategic alliance and partnership deals with large pharmaceutical partners. Dr. Xanthopoulos has served as the Chairman and CEO of IRRAS AB, a commercial stage medical device and drug delivery company, since June 2015 and has served as Managing General Partner at Cerus DMCC since August 2015, which focuses on investing and building innovative biotechnology companies. Dr. Xanthopoulos served as President and Chief Executive Officer of Regulus Therapeutics Inc. (Nasdaq: RGLS) from the time of its formation in 2007 until June 2015. Prior to that, he was a managing director of Enterprise Partners Venture Capital. Dr. Xanthopoulos co-founded and served as President and Chief Executive Officer of Anadys Pharmaceuticals, Inc. (Nasdaq: ANDS) from its inception in 2000 to 2006, and remained a Director until its acquisition by Roche in 2011. He was Vice President at Aurora Biosciences (acquired by Vertex Pharmaceuticals, Inc.) from 1997 to 2000. Dr. Xanthopoulos participated in The Human Genome Project as a Section Head of the National Human Genome Research Institute from 1995 to 1997. Prior to this, Dr. Xanthopoulos was an Associate Professor at the Karolinska Institute, in Stockholm, Sweden, after completing a Postdoctoral Research Fellowship at The Rockefeller University, New York. An Onassis Foundation scholar, he was named the E&Y Entrepreneur of the year in 2006 in San Diego and the San Diego Business Journal’s Most Admired mid-size company CEO in 2013. Dr. Xanthopoulos received his B.Sc. in Biology with honors from Aristotle University of Thessaloniki, Greece, and received both his M.Sc. in Microbiology and Ph.D. in Molecular Biology from the University of Stockholm, Sweden. In addition to his roles at IRRAS AB, Dr. Xanthopoulos is chairman of the board of directors of Apricus Biosciences (Nasdaq: APRI), a director of LDO S.p.a. (Milan, Italy), and is the co-founder and a member of the board of directors of privately held Sente Inc. We believe that Dr. Xanthopoulos’s senior executive experience managing and developing a major biotechnology company and his extensive industry knowledge and leadership experience in the biotechnology industry qualify him to serve as a member of our board of directors.

Kenneth R. Greathouse has served as a member of our board of directors since October 2017. Mr. Greathouse co-founded and has served as President of Argent Development Group since 2004, co-founded and has served as Chief Executive Officer of Melbourne Laboratories since 2012, co-founded and has served as Chief Executive Officer of Valcrest Pharmaceuticals since 2015 and co-founded and has served as Chief Executive Officer of Hesperian BioPharma since 2015. Mr. Greathouse has served as a member of the board of directors of Grove Sleep Holdings since 2009 and as a member of the board of directors of The Zitter Group since 2000. Mr. Greathouse received a B.S. from the University of California. We believe that Mr. Greathouse’s extensive experience in the pharmaceutical industry and as an executive officer of pharmaceutical and biotechnology companies qualifies him to serve as a member of our board of directors.

Georgia L. Erbez has served as our Chief Business Officer since September 2016 and Interim Chief Financial Officer since May 2017. Ms. Erbez also served as our Interim Chief Financial Officer from June 2016 until May 2017. From May 2016 until September 2016, Ms. Erbez served as Senior Vice President and Chief Financial Officer of Revolution Medicines, a drug development company. From November 2015 to March 2016, Ms. Erbez served as Executive Vice President and Chief Financial Officer of Asterias Biotherapeutics, a development stage biotechnology company, and from September 2012 to November 2014, Mr. Erbez served as Chief Financial Officer, Secretary and Treasurer of Raptor Pharmaceutical Corp., a commercial-stage biopharmaceutical company. Prior to Raptor, from March 2008 to September 2012, Ms. Erbez was a founder and Managing Director of Beal Advisors, a boutique investment bank providing advisory and capital acquisition services to emerging growth companies. Ms. Erbez also served as Managing Director and Consultant at Collins Stewart LLC from April 2011 to January 2012. From 2005 to 2008, Ms. Erbez was a Senior Vice President in the life sciences investment banking group at Jefferies & Co. From 1998 to 2002, she was with the healthcare investment banking group at Cowen and Co., most recently as Director. From 1997 to 1998, Ms. Erbez was an associate at Hambrecht & Quist, where she provided investment banking services to life sciences companies and healthcare services. From July 1989 to January 1997, Ms. Erbez was with Alex Brown & Sons in the healthcare investment banking group, where she focused on life sciences, medical technology and healthcare services companies. Ms. Erbez currently serves as a member of the board of directors of Artelo Biosciences, a public biotechnology company. Ms. Erbez holds a B.A. in International Relations with an emphasis in Economics from the University of California at Davis.

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

Hayley Lewis has served as our Senior Vice President, Operations since July 2017 and Vice President of Regulatory Affairs and Quality from October 2015 until June 2017. Prior to joining the Company, Ms. Lewis was Vice President of Regulatory Affairs and Quality at Carbylan Therapeutics from May 2014 until May 2015. While at Carbylan, Ms. Lewis was part of the executive team that took the company public in April 2015, as well as being responsible for all regulatory and quality activities, both internally and for Carbylan’s external development programs. From 2003 to 2014, Ms. Lewis held positions of increasing responsibility, most recently as the Senior Director of Regulatory Affairs at Depomed, Inc. During her tenure, she led the company in the approvals of three NDAs, Proquin ® , Glumetza ® , and Gralise ® , as well as approvals of several supplemental NDAs for Gralise ® , Cambia ® , Zipsor ® and Lazanda ® , including a line extension for Glumetza ® , CMC, and labeling changes for the neurology and pain product lines for Depomed’s portfolio. Ms. Lewis received a B.S. in Pharmaceutical Sciences from the University of Greenwich, and completed the Executive Program for Women Leaders at the Stanford Graduate School of Business.

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

Based solely on a review of the copies of such forms received by us, and on written representations from certain reporting persons, we believe that during fiscal year 2017 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

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

The current members of our audit committee are Mr. Greathouse, Mr. Hagan and Dr. Wilson. Our board of directors has determined that Mr. Greathouse, Mr. Hagan, and Dr. Wilson satisfy the Nasdaq Stock Market independence standards and the independence standards of Rule 10A-3(b)(1) of the Exchange Act. Each of the members of our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and the Nasdaq Stock Market. The board of directors has also determined that Mr. Hagan qualifies as an “audit committee financial expert,” as defined by applicable rules of the Nasdaq Stock Market and the SEC.

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who served as executive officers as of December 31, 2017. We refer to these individuals as our named executive officers.

	Year	Salary	Bonus (1)	Stock Awards (5)		Fair Value of Option Awards (4)		Other		Total
John P. Walker	2017	141,923	-	82,200	(6)	220,710	(7)	76,290	(10)	521,123
President and Chief Executive Officer (2)	2016	-	-	19,999	(8)	26,868	(9)	39,516	(11)	86,383
Georgia Erbez	2017	350,000	-	-		-		-	.	350,000
Chief Business Officer and Chief Financial Officer (3)	2016	110,160	41,300	-		143,161		99,536	(12)	394,157
Donald Kellerman	2017	331,200	-	-		-		-		331,200
Vice President Clinical Development and Medical Affairs	2016	297,083	90,000	-		98,742		-		485,825
Konstantinos Alataris	2017	165,998	-	-		-		296,185	(14)	462,183
President and Chief Executive Officer (13)	2016	449,148	191,250	-		385,808		-		1,026,206

(1) The amounts reported in this column for 2016 represent cash bonuses awarded in respect to 2016 and paid in March 2017. 2016 bonus amounts were determined pursuant to applicable employment agreements and based on achievement of individual and company performance goals and other factors deemed relevant by our compensation committee and board of directors. The amount of 2017 bonuses has not been determined as of the date of this Annual Report on Form 10-K. It is expected that the amount of these bonuses will be determined in the first quarter of 2018.

(2) Mr. Walker served as a consultant as Interim Chief Executive Officer from May 9, 2017 until August 9, 2017. On August 9,2017, he became an employee of the Company, in the role of President and Chief Executive Officer.

(3) Ms. Erbez joined the Company as Chief Business Officer on September 7, 2016.

(4) Represents the aggregate grant date fair value of option awards granted in fiscal year 2016 and 2017 and in accordance with ASC718, Compensation-Stock Compensation. (See Note 9 Stock-Based Compensation)

(5) Represents the aggregate grant date fair value of stock awards granted in fiscal year 2016 and 2017 and in accordance with ASC718, Compensation-Stock Compensation. (See Note 9 Stock-Based Compensation)

(6) Represents restricted shares of the Company’s common stock awarded to Mr. Walker on May 18, 2017 for his services as Interim Chief Executive Officer.

(7) Represents the fair value of option awards granted for fiscal year 2017 to Mr. Walker for his services as our President and Chief Executive Officer.

(8) Represented restricted shares of the Company’s common stock awarded to Mr. Walker on May 04, 2016 for his services as a non-employee director.

(9) Represents the fair value of option awards granted for fiscal year 2016 to Mr. Walker for his services as non-employee director.

(10) Represents $36,290 in fees paid to Mr. Walker in cash for his services as a non-employee director from January 1, 2017 through May 8, 2017, and $40,000 in consulting fees, respectively.

(11) Represents fees paid to Mr. Walker in cash for his services as a non-employee director during 2016.

(12) Represents consulting fees paid.

(13) Dr. Alataris’ employment with the Company terminated on May 8, 2017. He was succeeded as our President and Chief Executive Officer by Mr. Walker.

(14) Represents severance and vacation payout.

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

Our board of directors has historically determined our executives’ compensation. Our compensation committee typically has reviewed and discussed management’s proposed compensation with the Chief Executive Officer for all executives other than our Chief Executive Officer. Based on those discussions and its discretion, the compensation committee then has recommended the compensation for each executive officer. Our board of directors, without members of management present, has discussed the compensation committee’s recommendations and ultimately approved the compensation of our executive officers. Effective upon the closing of our initial public offering in January 2015, our compensation committee is responsible for approving the compensation and benefits of our executive officers.

We have a formal employment agreement with John P. Walker, our President and Chief Executive Officer. We also have executed employment offer letters with Georgia Erbez, our Chief Business Officer and Chief Financial Officer, and with Donald Kellerman, our Vice President, Clinical Development. We had a formal employment agreement with Konstantinos Alataris, our former Chief Executive Officer, until Dr. Alataris’s employment terminated with the Company on May 8, 2017.

Mr. Walker’s employment agreement provides for an initial base salary of $360,000, subject to increase from time to time. Mr. Walker is eligible for a bonus in an amount determined by the board of directors in its discretion based on his performance and the performance of the Company against certain goals to be established annually. Ms. Erbez’s employment letter agreement provides for an initial base salary of $350,000, subject to increase from time to time. Ms. Erbez joined the Company on September 7, 2016. Ms. Erbez employment letter agreement provides for a target annual bonus of 40% of her annual base salary, to be determined by the board of directors in its discretion after consideration of a proposal from the CEO based on company performance against goals established annually by the compensation committee, as well as the Company’s then prevailing cash position. Mr. Kellerman’s employment offer letter agreement provides for an initial base salary of $265,000. At the end of 2017, Dr. Kellerman’s annual base salary was $331,200. Dr. Kellerman’s employment offer letter provides for a targeted bonus of 30% of his annual base salary, to be awarded and paid in accordance with the terms of the Company’s bonus program adopted by our Compensation Committee in February 2015 and based on achievement of company performance and individual goals and other factors deemed relevant by our Compensation Committee.

On January 25, 2018, we effected a 1-for-20 reverse stock split of our outstanding common stock. At the effective time, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of our outstanding equity awards, options and warrants to purchase shares of our common stock.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding outstanding stock options held by our named executive officers as of December 31, 2017. The number of options and exercise prices reported below have been retroactively adjusted to give effect to the 1-for-20 reverse stock split effected on January 25, 2018.

	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Option Grant Date
John P. Walker	-	15,000	(1)	$19.80	8/9/2027	8/9/2017
	1,500	-	(2)	$11.40	11/2/2026	11/2/2016
	340	-	(2)	$42.20	5/4/2026	5/4/2016
Georgia Erbez	3,937	8,663	(3)	$15.40	9/7/2026	9/7/2016
Donald Kellerman	2,437	6,563	(3)	$11.40	11/2/2026	11/2/2016
	749	-	(4)	$51.40	3/29/2026	3/29/2016
	262	338	(1)	$51.40	3/29/2026	3/29/2016
	750	750	(1)	$45.20	12/15/2025	12/15/2015
Konstantinos Alataris (5)	-	-		$-	-	-

(1) This option became exercisable for 25% of the underlying shares on the first anniversary of the grant date, and thereafter becomes exercisable for the remaining underlying shares in equal monthly installments over three years, resulting in the option being exercisable for 100% of the underlying shares on the fourth anniversary of the grant date.

(2) This option becomes exercisable on the corresponding day of each monthly anniversary for which this Option is exercisable so that the Option was vested on the first anniversary of the vesting start date.

(3) This option becomes exercisable on the first anniversary of the date of vesting start date for 25% of the total number of option shares and becomes exercisable on the corresponding day of each month thereafter for an additional 1/48th of the total number of option shares, so that the stock option is fully vested on the fourth anniversary of the vesting start date; provided, however, that 25% of the total option shares (in addition to any then-vested option shares) shall vest if the holder is terminated without cause or resigns for good reason (as these terms are defined in the holder’s employment agreement); provided, further, that 100% of any then unvested option shares shall vest if the holder is terminated without cause or resigns for good reason within one year after a change in control (as defined in the holder’s employment agreement).

(4) This option became exercisable on April 10, 2017 the corresponding day that each pivotal milestone, grant tranche, was declared achieved by Compensation Committee.

(5) Dr. Alataris’s employment with the Company terminated on May 8, 2017. His unvested options were forfeited as of the date of his resignation, and any vested options expired three months following his resignation.

Severance and Change in Control Arrangements

Pursuant to the terms of Mr. Walker’s employment agreement, if the Company terminates Mr. Walker other than for cause of if Mr. Walker terminates his employment for good reason, he will be entitled to receive (i) continued salary for twelve months, (ii) a bonus equal to the amount of the annual bonus awarded to him in respect of the year prior to termination, and (iii) the vesting schedule for any stock options outstanding on the date of termination will automatically accelerate so that 25% of any then unvested option shares shall immediately vest and become exercisable upon such termination. If during the one-year period following a change in control of the Company, either we terminate Mr. Walker’s employment without cause or Mr. Walker resigns for good reason, he will be entitled to receive (i) continued salary for 24 month and a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of twenty-four months covering the period from and after the date of termination, (ii) a bonus equal to the amount of the annual bonus awarded to him in respect of the year prior to termination, and (iii) his then outstanding equity awards that were granted after the effective date of the Employment Agreement and that are subject to time based vesting will accelerate vesting in full.

Pursuant to the terms of Ms. Erbez’s employment agreement, if the Company terminates Ms. Erbez other than for cause, or in the event of her resignation for good reason, then, for the six-month period following such termination of her employment, the Company will continue to pay Ms. Erbez her base salary and provide her with group medical, dental and vision insurance. In addition, the vesting schedule for any outstanding stock options held by Ms. Erbez on the date of termination will automatically accelerate so that 25% of any then unvested option shares will immediately become exercisable upon such termination. If, during the one-year period following a change in control of our Company, either we terminate Ms. Erbez’s employment without cause or Ms. Erbez resigns for good reason, then she shall be entitled to receive a lump sum severance payment equal to twelve months of her base salary and a lump sum payment equal to the total cost of projected premiums for group medical, dental and vision insurance for a period of twelve months. In such event, the vesting schedule for any outstanding stock options held by Ms. Erbez will automatically accelerate so that 100% of the total option shares will immediately become exercisable upon such termination.

Dr. Alataris, our former Chief Executive Officer, resigned from the Company on May 8, 2017. Pursuant to the terms of Dr. Alataris’s separation agreement. Dr. Alataris received continuation of his base salary as of the date of termination and COBRA continuation coverage for the six-month period following his resignation. In addition, any vested options held by Dr. Alataris remained exercisable for a period of three months following his resignation.

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

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our non-employee directors during 2017. For information concerning the compensation paid to Mr. Walker, see “Summary Compensation Table” above.

	Fees Earned or Paid in Cash	Option Awards (1)	Total
Kenneth R. Greathouse (2)	$8,562	$37,494	$46,056
Joseph “Jay” P. Hagan	45,000	-	45,000
Bruce D. Steel (3)	-	-	-
Troy Wilson, Ph.D., J.D.	42,000	-	42,000
Kleanthis G. Xanthopoulos, Ph.D.	42,000	-	42,000

(1)

Represents the aggregate grant date fair value of stock options and restricted stock awards granted in fiscal year 2017 in accordance with ASC 718, Compensation-Stock Compensation. For information regarding the assumptions used in calculating these amounts, see Note 9. Stock-Based Compensation included in this Annual Report.

(2)	On October 3, 2017, our board of directors appointed Kenneth R. Greathouse to our board of directors to serve as an independent Class II director.
(3)

Only our independent directors receive compensation for service on the board of directors. While he served as a director, Mr. Steel was not an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules. Effective December 13, 2017, Mr. Steel resigned as a Class II director.

Our nonemployee directors listed in the table above held outstanding stock awards and options, as follows:

	Number of Shares Outstanding in Restricted Stock Awards	Number of Shares Subject to Outstanding Options
Kenneth R. Greathouse		3,000
Joseph “Jay” P. Hagan	-	2,400
Bruce D. Steel (1)	-	-
Troy Wilson, Ph.D., J.D.	150	2,415
Kleanthis G. Xanthopoulos, Ph.D.	300	2,415

(1)	Effective December 13, 2017, Mr. Steel resigned as a Class II director.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have two compensation plans under which equity securities are currently authorized for issuance: our Amended and Restated 2014 Equity and Incentive Plan and our 2012 Stock Incentive Plan. In connection with the consummation of our initial public offering of common stock in January 2015, our board of directors terminated the 2012 Stock Incentive Plan effective as of January 27, 2015 and no further awards may be issued under the 2012 Incentive Plan, except that the awards outstanding under the 2012 Stock Incentive Plan at the time of its termination continue to be governed by the terms of the 2012 Stock Incentive Plan. Our 2014 Equity and Incentive Plan was approved by our stockholders in July 2014 and our 2012 Stock Incentive Plan was approved by our stockholders in April 2012. The following table provides information regarding the securities authorized for issuance as of December 31, 2017 under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	99,029		$25.33	29,571
Equity compensation plans not approved by security holders	19,350	(1)	$19.12	-

Total	118,379			29,571

(1) Represents 12,600 shares granted as an inducement grant to our Chief Business Officer and Chief Financial Officer and 6,750 shares granted to other employees as inducement material to their acceptance of employment, in accordance with the inducement grant exception under Nasdaq Rule 5635(c)(4). The inducement grants were granted outside of the equity compensation plans approved by security holders and 15,100 shares granted as inducement grants were registered with the Registration Statement filed on Form S-8 on June 5, 2017.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of February 16, 2018 by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of February 16, 2018 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Zosano Pharma Corporation, 34790 Ardentech Court, Fremont, California, 94555.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 1,973,039 shares of our common stock outstanding as of February 16, 2018.

Name of Beneficial Owner (1)	Total Shares Beneficially Owned	Percentage
5%+ Stockholders
Amzak Capital Management, LLC and affiliates (2)	263,491	13.35%
980 North Federal Highway; Suite 315
Boca Raton, FL 33432
BMV Direct SOTRS LP (3)	122,121	6.19%
17190 Bernardo Center Drive
San Diego, CA 92128
Atlantic Trust Group, LLC (4)	103,132	5.23%
Directors and Named Executive Officers:
John P. Walker (5)	14,036	*
Georgia Erbez (6)	13,161	*
Donald Kellerman, Ph.D. (7)	6,703	*
Kenneth Greathouse (8)	10,000	*
Joseph “Jay” P. Hagan (9)	1,991	*
Troy Wilson, Ph.D., J.D. (10)	2,476	*
Kleanthis Xanthopoulos, Ph.D. (11)	4,307
Konstantinos Alataris (12) (13)	19,107
Current Directors and Executive Officers as a Group (8 persons) (14)	58,323	2.91%

*	Less than 1%

(1)   Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respects to securities.

(2)   Based on information disclosed in the Schedule 13G/A filed with the SEC on March 28, 2017. Includes 257,590 shares of common stock outstanding owned by the Amzak Capital Management, LLC and 5,901 shares of common stock owned by Michael D. Kazma. In addition to these shares, Amzak Capital Management, LLC owns 63,750 shares subject to warrants. These warrants provide the holder may not exercise them to the extent doing so would result in it owning in excess of 9.99% of the outstanding shares of common stock of Zosano. Given the current ownership percentage exceeds the limitation, Amzak Capital Management is prevented from exercising said warrants. Michael D. Kazma and Gerry Kazma may be deemed to share voting and investment power with respect to the securities held by Amzak. The address of the principal business office of each reporting person is 980 N. Federal Highway, Suite 315, Boca Raton, FL 33432.

(3)   Based on the information disclosed in the Schedule 13G filed by BioMed Realty Trust, Inc., with the SEC on January 19, 2016, BMV Direct SO LP holds 27,272 shares of common stock and BMV Direct SOTRS LP holds 94,849 shares of common stock. The sole general partner of BMV Direct SOTRS LP is BioMed Realty Holding, Inc. the sole stockholder of BioMed Realty Holdings, Inc. and the sole general partner of BMV Direct SO LP is BioMed Realty, L.P. The sole general partner of BioMed Realty, L.P. is BioMed Realty Trust, Inc. BioMed Realty Trust, Inc. has sole voting and dispositive power with respect to the shares directly held by BMV Direct SOTRS LP and BMV Direct SO LP Bruce D. Steel is a limited partner with a variable economic interest in each of BMV Direct SOTRS LP and BMV Direct SP LP. Mr. Steel disclaims beneficial ownership in the shares directly held by each of BMV Direct SOTRS LP and BMV Direct LP except to the extent of his pecuniary interest therin. The address of the principal business office of each reporting person is 17190 Bernardo Center Drive, San Diego, California 92128.

(4)   Based on the information disclosed in the Schedule 13G/A filed by Atlantic Trust Group, LLC with the SEC on February 13, 2018, Atlantic Trust Group, LLC has sole power to vote or to direct the vote, and to dispose or to direct the disposition of 103,132 shares of common stock. The address of the principal business office of the reporting person is 3290 Northside Parkway, 7th Floor, Atlanta, GA 30327.

(5)   Consists of: (i) 9,011 shares of common stock; (ii) 3,185 shares of common stock issuable upon exercise of outstanding warrant exercisable within the 60-day period following February 16, 2018, and (iii) 1,840 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 16, 2018.

(6)   Consists of: (i) 5,787 shares of common stock, (ii) 2,387 shares of common stock issuable upon exercise of outstanding warrants exercisable within 60-day period following February 16, 2018 and (iii) 4,987 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 16, 2018.

(7)   Consists of : (i) 796 shares of common stock; (ii) 796 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following January 22, 2018 and (iii) 5,111 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 16, 2018.

(8)   Consists of 10,000 shares of common stock.

(9)   Consists of 1,991 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 16, 2018.

(10) Consists of : (i) 150 shares of common stock and (ii) 2,326 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 16, 2018.

(11) Consists of: (i) 1,096 shares of common stock, and (ii) 796 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 16, 2018 and (ii) 2,415 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 16, 2018. A portion of the securities reported for Dr. Xanthopoulos are held by the Xanthopoulos Family Trust, for which Dr. Xanthopoulos may be deemed to exercise voting and investment control.

(12) Dr. Alataris’s employment with the Company terminated on May 8, 2017. He was succeeded as our President and Chief Executive Officer by Mr. Walker.

(13)   Consists of: (i) 12,738 shares of common stock held by The Alataris Family Trust and (ii) 6,369 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 16, 2018. Dr. Alataris, the trustee of The Alataris Family Trust, may be deemed to have investment discretion and voting power over the securities held by The Alataris Family Trust.

(14)   Consists of: (i) 27,078 shares of common stock, (ii) 7,402 shares of common stock issuable upon exercise of outstanding warrants exercisable within the 60-day period following February 16, 2018 and (iii) 23,843 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following February 16, 2018.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENCE

Related Person Transactions

Since January 1, 2016, we have engaged in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Real Property Lease with BMR

We have an operating lease with BMR-34790 Ardentech Court LP, which is an affiliate of BMV Direct SOTRS LP and BMV Direct SO LP, for a 55,000 square foot facility in Fremont, California, where we operate our manufacturing operations and house our engineering, research and development and administrative employees. For the years ended December 31, 2017 and 2016, we recorded rent expense for BMR-34790 Ardentech Court LP in the amount of approximately $1.2 million and $0.6 million, respectively. In June 2017, we further amended the lease to extend the term through August 31, 2024, with an option to further extend the term an additional 60 months, subject to certain terms and conditions. We agreed to pay a monthly base rent of $136,191 for the period commencing September 1, 2017 and ending on August 31, 2018, with an increase on September 1, 2018 and annual increases on September 1st of each subsequent year until the lease year beginning September 1, 2023. The June 2017 amendment also provides for rent abatements, subject to certain conditions, totaling $275,552 and certain tenant improvements to be completed at the Landlord’s expense (not to exceed $975,000 or, under certain conditions, $1,100,000).

Interests of Directors in our Financial Relationships

Bruce D. Steel, who served as director of the Company until December 13, 2017, may be deemed to have an indirect material interest in our financial relationships with certain of our stockholders based on his association with such stockholders. Mr. Steel is a limited partner with a variable economic interest in each of BMV Direct SOTRS LP and BMV Direct SO LP, which entitles him to a percentage of certain distributions of these entities. Mr. Steel does not have voting or dispositive control of either of these entities. Mr. Steel disclaims beneficial ownership in our securities directly held by these entities except to the extent of his pecuniary interest therein.

Private Investment in Public Equity (PIPE)

In August 2016, the Company entered into a securities purchase agreement, or Purchase Agreement, between the Company and certain purchasers, including members of the Company’s board of directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $7.5 million. Costs related to the offering were $0.9 million. Pursuant to the Purchase Agreement, the Company sold 239,997 common shares at $26.40 per common share, the closing price per share on August 15, 2016, for gross proceeds of $6.3 million. Additionally, 480,000 warrants were sold, at a price of $2.50 per warrant, for gross proceeds of $1.2 million. Each warrant grants the holder the right to purchase one share of our common stock. The Company granted 239,997 Series A warrants and 239,997 Series B warrants. The Series A warrants are no longer exercisable as of August 2017. The Series B warrants have a per share exercise price of $31.00 and will expire five years from the date of issuance, August 19, 2016. Certain of our directors and executive officers purchased an aggregate of 13,771 shares of common stock and an aggregate of 27,544 warrants in this offering at the same price as the other investors.

Name	Common Stock Purchased in Private Placement	Warrants Purchased in Private Placement	Aggregate Purchase Price
The Alataris Family Trust	6,369	12,738	$200,001
John Walker	3,185	6,370	100,009
Georgia Erbez	2,387	4,774	74,968
Donald J. Kellerman	796	1,592	24,994
Hayley Lewis	238	476	7,497
Kleanthis G. Xanthopoulos, Ph.D.	796	1,592	24,994

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

Director Independence

Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that each of Kenneth Greathouse, Jay Hagan, Troy Wilson and Kleanthis Xanthopoulos is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3 under the Exchange Act, and that each of Bruce Steel, while he was serving as our director, and John Walker, our President and CEO, was not an “independent director.” In making this determination, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining the independence of such directors, including the beneficial ownership of our capital stock by each non-employee director.

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

Compensation Committee. Our compensation committee is comprised entirely of independent directors. The current members of our compensation committee are Mr. Greathouse, Dr. Wilson and Dr. Xanthopoulos, and each of whom is an independent director. The compensation committee:

•	approves the compensation and benefits of our executive officers;

•	reviews and makes recommendations to the board of directors regarding benefit plans and programs for employee compensation; and

•	administers our equity compensation plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is comprised entirely of independent directors. The current members of our nominating and corporate governance committee are Mr. Hagan, Dr. Wilson and Dr. Xanthopoulos. The nominating and corporate governance committee:

•	identifies individuals qualified to become board members;

•	recommends to the board of directors nominations of persons to be elected to the board; and

•	advises the board regarding appropriate corporate governance policies and assists the board in achieving them.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents aggregate fees billed to us for the years ended December 31, 2017, and 2016, by Marcum LLP, our independent registered public accounting firm:

	2017	2016
Audit fees (1)	$200,518	$128,130
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-

Total fees	$200,518	$128,130

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

(2)

Represents fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” There were no audit-related fees for services rendered during 2017 and 2016.

(3)	Represents fees for preparation of federal and state tax returns and for tax advice. There were no tax fees for services rendered during 2017 and 2016.
(4)	Represents any other fees billed by our principal accountant and not reported under “Audit Fees,” “Audit-related fees,” and “Tax fees.” There were no “All other fees” rendered during 2017 and 2016.

Pre-Approval Policies and Procedures

Our Audit Committee’s pre-approval policies or procedures do not allow our management to engage Marcum LLP to provide any audit, review or attestation services or any permitted non-audit services without specific Audit Committee pre-approval of the engagement for those services. All of the services provided by Marcum LLP during 2017 and 2016 were pre-approved.

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

(3)	INDEX TO EXHIBITS

EXHIBIT INDEX

Exhibit number	Description

3.1	Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2015)

3.2	Amended and Restated Bylaws of Zosano Pharma Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on February 3, 2015)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Authorized Share Increase) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018).

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Reverse Stock Split) (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018).

4.1	Specimen certificate evidencing shares of common stock of Zosano Pharma Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on July 25, 2014)

10.1**	Collaboration, Development and License Agreement, dated January 31, 2014, between Zosano Pharma, Inc. and Novo Nordisk A/S (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.2	Notice of Termination, dated January 27, 2014, of the Amended and Restated License Agreement dated as of April 1, 2012 among Zosano Pharma, Inc. and Asahi Kasei Pharma Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.3	Letter Amendment to Intellectual Property License Agreement, dated February 22, 2011 between ALZA Corporation and Zosano Pharma, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

Exhibit number	Description

10.4**	Intellectual Property License Agreement, dated as of October 5, 2006, between ALZA Corporation and The Macroflux Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed with the Commission on July 17, 2014)

10.5	Lease Agreement, dated May 1, 2007, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.6	First Amendment to Lease, dated June 20, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.7	Second Amendment to Lease, dated October 16, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.8	Third Amendment to Lease, dated April 29, 2011, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.9	Fourth Amendment to Lease, dated July 31, 2011, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.10	Fifth Amendment to Lease, dated April 1, 2012, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.11	Sixth Amendment to Lease, dated as of June 24, 2015, between ZP Opco, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.12	Seventh Amendment to Lease, dated as of May 30, 2017, between ZP Opco, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 9, 2017)

10.13	Form of Indemnification Agreement for directors associated with an Investment Fund (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.14	Form of Indemnification Agreement for directors not associated with an Investment Fund (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.15	Loan and Security Agreement, dated as of June 3, 2014, between Zosano Pharma, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.20 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.16	First Amendment to Loan and Security Agreement, dated as of June 23, 2015, between ZP Opco, Inc., Hercules Technology Growth Capital, Inc. and Hercules Capital Funding Trust 2014-1 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.17	Joinder Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.21 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

Exhibit number	Description

10.18	Supplement to Joinder Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation, Hercules Technology Growth Capital, Inc. and Hercules Capital Funding Trust 2014-1 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.19	ZP Holdings, Inc. Pledge Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.22 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.20	Warrant Agreement, dated as of June 3, 2014, between ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.34 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.21	First Amendment to Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.22	Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on June 29, 2015)

10.23#	Employment Letter Agreement, dated May 11, 2012, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona (incorporated by reference to Exhibit 10.25 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.24#	Amendment to Employment Letter Agreement, dated January 6, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona (incorporated by reference to Exhibit 10.24 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.25#	Amendment No. 2 to Employment Letter Agreement, dated January 16, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and Peter Daddona (incorporated by reference to Exhibit 10.23 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.26#	Amendment No. 3 to Employment Letter Agreement, dated May 29, 2015, among ZP Opco, Inc., Zosano Pharma Corporation and Peter Daddona (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2015)

10.27#	Employment Letter Agreement, dated May 11, 2012, among Zosano Pharma, Inc., ZP Holdings, Inc. and Vikram Lamba (incorporated by reference to Exhibit 10.27 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.28#	Amendment to Employment Letter Agreement, dated December 17, 2013, among Zosano Pharma, Inc., ZP Holdings, Inc. and Vikram Lamba (incorporated by reference to Exhibit 10.26 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.29#	Employment Letter Agreement, dated April 30, 2014, among Zosano Pharma, Inc., ZP Holdings, Inc. and W. Tso (incorporated by reference to Exhibit 10.17 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.30#	Employment Letter Agreement, dated September 7, 2015, among Zosano Pharma Inc., ZP Holding Inc. and Konstantinos Alataris (incorporated by reference to Exhibit 10.29 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 29, 2016)

10.31#	Amended and Restated Employer Letter Agreement, dated February 3, 2016, among Zosano Pharma Corporation, ZP Opco, Inc. and Konstantinos Alataris (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2016)

Exhibit number	Description

10.32	Independent Director Agreement, dated as of March 28, 2013, between ZP Holdings, Inc. and Kleanthis G. Xanthopoulos (incorporated by reference to Exhibit 10.29 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.33	Letter Amendment to Independent Director Agreement, dated July 15, 2013, between ZP Holdings, Inc. and Kleanthis G. Xanthopoulos (incorporated by reference to Exhibit 10.28 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.34#	ZP Holdings, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.35#	Form of Incentive Stock Option under ZP Holdings, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.36#	Form of Non-Statutory Stock Option under ZP Holdings, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.37#	ZP Holdings, Inc. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on July 16, 2014)

10.38#	Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.33 to the registrant’s Annual Report on Form 10-K filed with the Commission on March 26, 2015)

10.39	Note Purchase Agreement, dated as of September 9, 2013, among ZP Holdings, Inc., BMV Direct SO LP, BMV Direct SOTRS LP, New Enterprise Associates 12, Limited Partnership, ProQuest Investments IV, L.P. and ProQuest Management LLC (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.40	Form of Subordinated Convertible Promissory Note dated September 9, 2013 (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.41	First Amendment, dated as of June 3, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated September 9, 2013 (incorporated by reference to Exhibit 4.8 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.42	Second Amendment, dated as of September 4, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated September 9, 2013 (incorporated by reference to Exhibit 4.10 to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Commission on December 10, 2014)

10.43	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BMV Direct SO LP, New Enterprise Associates 12, Limited Partnership, ProQuest Investments IV, L.P., ProQuest Management LLC, Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.36 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.44	Note Purchase Agreement, dated as of February 26, 2014, among ZP Holdings, Inc., BMV Direct SO LP, BMV Direct SOTRS LP and New Enterprise Associates 12, Limited Partnership (incorporated by reference to Exhibit 4.4 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

Exhibit number	Description

10.45	Form of Subordinated Convertible Promissory Note dated February 26, 2014 (incorporated by reference to Exhibit 4.5 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.46	First Amendment, dated as of June 3, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated February 26, 2014 (incorporated by reference to Exhibit 4.9 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.47	Second Amendment, dated as of September 4, 2014, to Note Purchase Agreement and 8% Subordinated Convertible Promissory Notes dated February 26, 2014 (incorporated by reference to Exhibit 4.11 to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Commission on December 10, 2014)

10.48	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BMV Direct SO LP, New Enterprise Associates 12, Limited Partnership, Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.37 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.49	Note Purchase Agreement, dated as of December 2, 2014, among Zosano Pharma Corporation, BMV Direct SOTRS LP and New Enterprise Associates 12, Limited Partnership (incorporated by reference to Exhibit 4.12 to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Commission on December 10, 2014)

10.50	Form of Subordinated Convertible Promissory Note dated December 2, 2014 (incorporated by reference to Exhibit 4.13 to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Commission on December 10, 2014)

10.51	Subordination Agreement, dated as of December 2, 2014, among BMV Direct SOTRS LP, New Enterprise Associates 12, Limited Partnership, ZP Opco, Inc., Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.40 to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Commission on December 10, 2014)

10.52	Letter Agreement, dated January 9, 2015, regarding Subordinated Convertible Promissory Notes dated September 9, 2013, February 26, 2014 and December 2, 2014 (incorporated by reference to Exhibit 4.14 to the registrant’s Amendment No. 6 to Registration Statement on Form S-1 filed with the Commission on January 9, 2015)

10.53	Subordination Agreement, dated as of June 3, 2014, among BMV Direct SOTRS LP, BioMed Realty Holdings, Inc., Zosano Pharma, Inc., ZP Holdings, Inc. and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.35 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.54	Independent Director Agreement, dated as June 23, 2014, between Zosano Pharma Corporation and Troy Wilson (incorporated by reference to Exhibit 10.39 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.55**	Collaboration, Development and License Agreement, dated as of November 21, 2014, between ZP Opco, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.41 to the registrant’s Amendment No. 7 to Registration Statement on Form S-1 filed with the Commission on January 20, 2015)

10.56	Amendment No. 1 to Collaboration, Development and License Agreement, dated as of August 11, 2015, between ZP Opco, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 17, 2015)

Exhibit number	Description

10.57	Common Stock Purchase Agreement, dated as of November 21, 2014, between Zosano Pharma Corporation and Eli Lilly and Company (incorporated by reference to Exhibit 10.42 to the registrant’s Amendment No. 5 to Registration Statement on Form S-1 filed with the Commission on December 10, 2014)

10.58#	Amended and Restated Employment Letter Agreement, dated February 3, 2016, among Zosano Pharma Corporation, ZP Opco, Inc. and Konstantinos Alataris (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2016)

10.59#	Consulting Agreement between the Company and Georgia Erbez, dated June 15, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on June 17, 2016)

10.60#	Employment Letter Agreement, dated September 7, 2016, among Zosano Pharma Corporation, ZP Opco, Inc. and Georgia Erbez (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2016)

10.61	Securities Purchase Agreement, dated August 15, 2016, by and among Zosano Pharma Corporation and the Investors defined therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016)

10.62	Form of Purchase Agreement (incorporated by reference to Exhibit 1.1 to the registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed with the Commission on March 13, 2017)

10.63#	Separation Agreement, dated May 8, 2017, among Zosano Pharma Corporation, ZP Opco, Inc. and Konstantinos Alataris (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2017)

10.64#	Separation Agreement, effective as of May 8, 2017, between ZP Opco, Inc. and Winnie Tso (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2017)

10.65#	Consulting Agreement, effective as of May 8, 2017, among Zosano Pharma Corporation, ZP Opco, Inc. and John Walker (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K/A filed with the Commission on May 24, 2017)

10.66#	Restricted Stock Agreement, dated May 18, 2017, between Zosano Pharma Corporation and John Walker (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K/A filed with the Commission on May 24, 2017)

10.67#	Employment Letter Agreement, dated as of August 17, 2017 and effective as of August 9, 2017, among Zosano Pharma Corporation, ZP Opco, Inc. and John Walker (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 23, 2017)

10.68	Purchase Agreement, dated as of October 20, 2017, by and between Zosano Pharma Corporation and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 23, 2017)

10.69	Registration Rights Agreement, dated as of October 20, 2017, by and between Zosano Pharma Corporation and Lincoln Park Capital Fund, LLC. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 23, 2017)

23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit number	Description

31.1*	Certification of Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer and Chief Financial Officer, as required by rules 13a-14(a) and 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.
#	Management contract or compensatory plan or arrangement.
†

The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOSANO PHARMA CORPORATION

By:	/s/ John P. Walker
John P. Walker
Chief Executive Officer
Date:	March 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John P. Walker John P. Walker	Chief Executive Officer (Principal Executive Officer)	March 12, 2018

/s/ Georgia L. Erbez Georgia L. Erbez	Chief Business Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2018

/s/ Kenneth R. Greathouse Kenneth R. Greathouse	Director	March 12, 2018

/s/ Joseph P. Hagan Joseph P. Hagan	Director	March 12, 2018

/s/ Troy Wilson Troy Wilson	Director	March 12, 2018

/s/ Kleanthis G. Xanthopoulos Kleanthis G. Xanthopoulos	Director	March 12, 2018

Zosano Pharma Corporation

Financial Statements

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Zosano Pharma Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zosano Pharma Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has negative cash flows from operations, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP

/s/ Marcum LLP

We have served as the Company’s auditor since 2012.

Los Angeles, CA

March 12, 2018

ZOSANO PHARMA CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$11,651	$15,003
Prepaid expenses and other current assets	1,742	273

Total current assets	13,393	15,276
Restricted cash	35	35
Property and equipment, net	4,152	5,455
Other long-term assets	420	140

Total assets	$18,000	$20,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,511	$1,445
Accrued compensation	1,571	1,377
Secured promissory note (including accrued interest), net of issuance costs, current portion	6,687	5,992
Other accrued liabilities	688	1,005

Total current liabilities	10,457	9,819
Deferred rent	495	52
Secured promissory note (including accrued interest), net of issuance costs	-	6,550

Total liabilities	10,952	16,421

Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares and none authorized; none issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $0.0001 par value; 250,000,000 shares authorized as of December 31, 2017 and 2016; 1,973,039 and 840,799 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Additional paid-in capital	232,922	201,254
Accumulated deficit	(225,874)	(196,769)

Stockholders’ equity	7,048	4,485

Total liabilities and stockholders’ equity	$18,000	$20,906

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016
Revenue	$-	$-
Operating expenses:
Research and development	20,188	20,457
General and administrative	8,182	8,176

Total operating expenses	28,370	28,633

Loss from operations	(28,370)	(28,633)
Other income (expense):
Interest expense, net	(742)	(1,192)
Other income (expense), net	7	(7)

Loss before provision for income taxes	(29,105)	(29,832)
Provision for income taxes	-	-

Net loss	$(29,105)	$(29,832)

Net loss per common share – basic and diluted	$(16.82)	$(43.36)

Weighted-average common shares outstanding – basic and diluted	1,730	688

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2015	598	$-	$193,439	$(166,891)	$(46)	$26,502

Issuance of common stock in connection with PIPE offering in August 2016, net of issuance costs	240	-	6,643	-	-	6,643
Redemption of common stock upon cashless exercise of stock options	(5)	-	(1)	-	-	(1)
Issuance of common stock upon the exercise of stock options	7	-	5	-	-	5
Stock-based compensation	-	-	1,168	-	-	1,168
Net loss	-	-	-	(29,878)	46	(29,832)

Balance at December 31, 2016	840	-	201,254	(196,769)	-	4,485

Issuance of common stock in connection with public offering	978	-	26,623	-	-	26,623
Issuance of common stock in connection with exercise of warrants	136	-	4,041	-	-	4,041
Issuance of common stock in connection with equity line of credit	12	-	174	-	-	174
Issuance and release of restricted stock to certain board members as remuneration	2	-	-	-	-	-
Issuance of common stock upon the exercise of stock options	5	-	139	-	-	139
Stock-based compensation	-	-	692	-	-	692
Net loss	-	-	-	(29,105)	-	(29,105)

Balance at December 31, 2017	1,973	$-	$232,923	$(225,874)	$-	$7,049

The accompanying notes are an integral part of these consolidated financial statements.

ZOSANO PHARMA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(29,105)	$(29,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,553	2,543
Stock based compensation	692	1,168
Loss (gain) on disposal of property and equipment	62	(51)
Loss on sale of Zosano Inc.	-	(57)
Amortization of debt discount/accretion of premium	(20)	(31)
Accretion of interest	72	259
Deferred rent	443	6
Change in operating assets and liabilities:
Interest receivable	5	101
Prepaid expenses and other assets	(1,563)	(36)
Accounts payable	(34)	172
Accrued compensation and other accrued liabilities	(224)	72

Net cash used in operating activities	(27,119)	(25,686)

Cash flows from investing activities:
Purchase of property and equipment	(1,244)	287)
Proceeds from sales of property and equipment	22	63
Purchase of marketable securities	(8,280)	-
Proceeds from maturities of investments in marketable securities	8,274	30,208
Proceeds from the sale of Zosano Inc.	-	225
Increase in other investment	-	63

Net cash (used in) provided by investing activities	(1,228)	30,272

Cash flows from financing activities:
Proceeds from public offering of securities, net of underwriting commissions, discounts and other offering costs	26,623	-
Proceeds from exercise of warrants and issuance of common stock	4,041	-
Proceeds from issuance of securities in private investment in public equity (PIPE), net	-	6,642
Payment of loan principal	(5,808)	(2,876)
Proceeds from exercise of stock options and issuance of common stock	139	5

Net cash provided by financing activities	24,995	3,771

Net (decrease) increase in cash and cash equivalents	(3,352)	8,357
Cash and cash equivalents at beginning of year	15,003	6,646

Cash and cash equivalents at end of year	$11,651	$15,003

Supplemental cash flow information:
Interest paid	$865	$1,166
Income taxes paid	$2	$2
Non-cash investing activities:
Acquisition of property and equipment under accounts payable	$144	$64
Issuance of common stock in connection with equity line of credit	$174	$-

The accompanying notes are an integral part of these consolidated financial statements.

Zosano Pharma Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017 and 2016

1.	Organization

The Company

Zosano Pharma Corporation (the “Company” or “We”) is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray, or ADAM, technology. In February 2017, we announced positive results from our ZOTRIP pivotal efficacy trial, or ZOTRIP trial, that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

As of December 31, 2016, the Company had one wholly owned subsidiary, ZP Opco, Inc. (“Opco”) through which the Company conducted its primary research and development activities. On November 1, 2017, ZP Opco. Inc. merged with and into Zosano Pharma Corporation, with Zosano Pharma Corporation as the surviving corporation of the merger. ZP Group LLC, a former subsidiary that was originally formed as a joint venture with Asahi Kasei Pharmaceuticals USA (Asahi), ceased operations in December 2013 and was dissolved on December 30, 2016.

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

On January 23, 2018, our stockholders approved an increase to the number of authorized shares of the Company’s common stock from 100,000,000 to 250,000,000 shares. Our stockholders also approved a proposal authorizing the board of directors, in its discretion, to effect a reverse stock split of our outstanding shares of common stock at a ratio ranging from 1-for-5 to 1-for-20 to be determined by the board of directors and effected, if at all, no later than November 23, 2018. On January 23, 2018, our board of directors approved a 1-for-20 reverse stock split of our outstanding common stock, which was effected on January 25, 2018. At the effective time, every twenty shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock. The par value of our stock remained unchanged at $0.0001 per share. No fractional shares of our common stock were issued in the reverse stock split, but in lieu thereof, each holder of our common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. In addition, by reducing the number of our outstanding shares, our loss per share in all prior periods increased by a factor of twenty. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of our outstanding equity awards, options and warrants to purchase shares of our common stock and to the number of shares reserved for issuance pursuant to our equity incentive compensation plans. The reverse stock split affected all stockholders of our common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock as of January 25, 2018 decreased from 39,460,931 (pre-split) shares to 1,973,039 (post-split) shares. Unless otherwise noted, all share and per share information included in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

The reverse stock split did not affect the number of authorized shares of common stock, which, after giving effect to the authorized share increase, is 250,000,000 shares.

Liquidity and Substantial Doubt in Going Concern

As of December 31, 2017, the Company has an accumulated deficit of $225.9 million as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its obligations as they become due within a year from issuance of these financial statements. The Company will continue to require substantial funds to continue research and development, including clinical trials of its product candidate. Management plans to meet its operating cash flow requirements include financing activities such as public or private offerings of its common stock, and/or preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate sources.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

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

Restricted Cash

The Company entered into a pledge and security agreement with a bank whereby $35,000 was held as a security for corporate purchasing cards. The balance is classified as restricted cash as of December 31, 2017 and 2016, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company invests its excess cash in money market funds, U.S. government agency bonds, corporate notes, certificates of deposit and commercial paper. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. Other than for obligations of the U.S. government, the Company’s policy is that no single issuer in the portfolio shall exceed 10% or $1 million, whichever is greater, of the total portfolio at the time of purchase. Additionally, no single issuer in the portfolio shall exceed 5% of the total issue size outstanding at the time of purchase. Bank deposits are held by a single financial institution having a strong credit rating and these deposits may at times be in excess of FDIC insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheets.

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

Impairment of Long-Lived Assets

The Company identifies and records impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the carrying amount of an asset likely is not recoverable. Recoverability is measured by comparing the fair value to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. An impairment charge of $70,000 primarily from its laboratory equipment was recorded for the year ended December 31, 2017 and no impairment charge was recorded for 2016.

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

Debt Issuance Costs

Deferred issuance costs related to the Company’s debt are presented as a direct deduction from the carrying amount of the debt.

Deferred Offering Costs

Deferred offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public or private sale of the Company’s common stock. These costs are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds.

Deferred Rent

Rent expense is recognized on a straight-line basis over the non-cancelable term of the Company’s operating lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent. The Company also records lessor-funded lease incentives, such as reimbursable leasehold improvements, as a deferred rent, which is amortized as a reduction of rent expense over the non-cancelable term of its operating lease.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs related to furthering the Company’s research and development efforts and designing and manufacturing the Company’s intracutaneous applicator for the Company’s clinical and nonclinical studies. Research and development costs include salaries and related employee benefits, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, costs of active pharmaceutical ingredients and raw materials, research and development related overhead expenses, fees paid to contract research organizations that conduct clinical trials on behalf of the Company, and fees paid to contract manufacturing organizations that conduct manufacturing activities on behalf of the Company.

For the year ended December 31, 2017, the Company incurred research and development costs of approximately $10.4 million in connection with the Company’s research and development efforts and approximately $9.8 million in the manufacturing of the Company’s intracutaneous delivery system for development of the Company’s product candidate. For the year ended December 31, 2016, the Company incurred research and development costs of approximately $11.9 million in connection with the Company’s research and development efforts and approximately $8.6 million in the manufacturing of the Company’s intracutaneous delivery system for development of the Company’s product candidate.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation, at fair value in accordance with ASC 718, Compensation — Stock Compensation. The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option pricing model, and are recognized as expense on a straight- line basis over the employee’s requisite service period (generally the vesting period), net of estimated forfeitures.

The Company records the expense attributed to non-employee services paid with stock-based awards based on the estimated fair value of the awards determined using the Black-Scholes option pricing model at the measurement date in accordance with ASC 505-50, Equity-Based Payments to Non-Employees.

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

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	December 31,
	2017	2016
	(in shares)
Warrants to purchase common stock	199,524	483,619
Options to purchase common stock	118,379	125,756

	317,903	609,375

Recently Adopted and Issued Accounting Pronouncements

In January 2017, the Company adopted ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. A reporting entity should apply the amendment prospectively or retrospectively. The adoption of ASU 2015-17 did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize substantially all leases on the balance sheet as a right-of-use asset and recognize a corresponding lease liability. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this accounting standard on our financial position, results of operations or cash flows.

3.	Cash and Cash Equivalents

The following is a summary of the Company’s cash and cash equivalents:

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash in bank	$4,587	$-	$-	$4,587
Money market funds	6,414	-	-	6,414
Certificates of deposit (restricted)	35	-	-	35
U.S. government agency bonds	650	-	-	650

	$11,686	$-	$-	$11,686

Classified as:
Cash and cash equivalent				$11,651
Restricted cash				35

				$11,686

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash in bank	$3,342	$-	$-	$3,342
Money market funds	11,661	-	-	11,661
Certificates of deposit (restricted)	35	-	-	35

	$15,038	$-	$-	$15,038

Classified as:
Cash and cash equivalent				$15,003
Restricted cash				35

				$15,038

4.	Fair Value of Financial Instruments

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

The following tables set forth the fair value of the Company’s financial instruments as of December 31, 2017 and 2016:

	December 31, 2017
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market funds	$6,414	$-	$-	$6,414
U.S. government agency bonds	-	650	-	650

Total financial assets	$6,414	$650	$-	$7,064

	December 31, 2016
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market funds	$11,661	$-	$-	$11,661

Total financial assets	$11,661	$-	$-	$11,661

There were no transfers between levels within the fair value hierarchy during the periods presented.

5.	Property and Equipment

The following summarizes the Company’s property and equipment as of December 31, 2017 and 2016 (in thousands):

	2017	2016
	(in thousands)
Laboratory and office equipment	$1,159	$1,127
Manufacturing equipment	10,387	10,857
Computer equipment and software	209	314
Leasehold improvements	15,660	15,694
Construction in progress	2,351	1,961

	29,766	29,953
Less: accumulated depreciation	(25,614)	(24,498)

	$4,152	$5,455

Depreciation and amortization expense was approximately $2.6 million and $2.5 million for the years ended December 31, 2017 and 2016, respectively.

The Company assesses the impairment of long-lived assets, primarily property and equipment, whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been an impairment in the value by comparing the asset’s carrying value with its fair value, as measured by the anticipated undiscounted net cash flows of the asset. If an impairment in value exists, the asset is written down to its estimated fair value. The Company has recognized impairment losses of $70,000 primarily from its laboratory equipment through December 31, 2017 as the assets have no current or future utility to the Company.

6.	Debt Financing

Senior Secured Term Loan with Hercules

In June 2014, the Company entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”), which provided the Company $4.0 million in debt financing. In June 2015, the Company entered into a first amendment to the loan and security agreement with Hercules to increase the aggregate principal amount of the loan to $15.0 million (Hercules Term Loan). Upon the execution of the first amendment to the loan and security agreement, the Company used approximately $11.4 million of the Hercules Term Loan to prepay all amounts owing under the secured promissory note held by BMV Direct SOTRS LP, an affiliate of BioMed Realty Holdings, Inc.

The first amendment to the loan and security agreement with Hercules provides that the $15.0 million principal balance will be subject to a 12-month interest-only period beginning July 1, 2015, followed by equal monthly installment payments of principal and interest, with all outstanding amounts due and payable on December 1, 2018. The outstanding principal balance bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. The interest rate on the secured term loan with Hercules was 7.95% as of December 31, 2017 and 2016. On June 1, 2017, the Company paid a $100,000 legacy end of term charge and is required to pay a $351,135 end of term charge on the earlier of loan maturity or at the date the Company prepays the Hercules Term Loan. The Company may prepay all, but not less than all, of the Hercules Term Loan with no prepayment charge. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties.

In connection with the first amendment to the loan and security agreement with Hercules, the Company issued Hercules a warrant to purchase 2,035 shares of the Company’s common stock at an exercise price of $147.40 per share. The warrant was recorded at fair value on the date of issuance and treated as a debt discount which is amortized to interest expense over the term of the loan using the effective interest method. (See Note 7 for a discussion of warrants to purchase common stock.)

In addition, the Company incurred legal and closing costs totaling $0.1 million, including an $85,000 upfront loan origination fee paid to Hercules and $32,000 of legal costs, in connection with the first amendment to the loan and security agreement with Hercules. These debt issuance costs have been recorded as a direct deduction from the related debt liability. The following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs, as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Principal amount	$6,316	$12,122
Less: unamortized debt issuance costs	(10)	(41)
unamortized fair value of free standing warrant	(18)	(75)
Plus: unamortized fair value debt premium	35	143
accrued terminal interest	320	310
accrued interest	44	83

Secured promissory note, net of unamortized debt issuance cost and premium	$6,687	$12,542

Secured promissory note, current portion	6,687	5,992
Secured promissory note, long-term portion	-	6,550

Secured promissory note, net of unamortized debt issuance cost and premium	$6,687	$12,542

As of December 31, 2017, future minimum payments on the Company’s current debt, including payment of principal and interest ending December 31, 2018 are as follows:

	Principal	Interest	End of Term Fees
	(in thousands)
2018	$6,316	$280	$351

	$6,316	$280	$351

7.	Stockholders’ Equity

On January 24, 2018, after receiving board and stockholder approval, the Company amended its certificate of incorporation to increase the number of shares of common stock authorized for issuance to 250,000,000.

Public Offering-March 2017

On March 22, 2017, the Company completed a registered public offering of 977,500 shares of common stock at a price of $30.00 per share, which included the exercise in full by the underwriters of their over-allotment option to purchase up to 127,500 additional shares of common stock. The total proceeds from the offering were $26.6 million, net of underwriter’s discounts and commissions and offering expenses.

Private Investment in Public Equity (“PIPE”) – August 2016

On August 15, 2016, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) between the Company and certain investors, including members of the Company’s board of directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $7.5 million. Costs related to the offering were $0.9 million. Pursuant to the Purchase Agreement, the Company sold 239,997 common shares at $26.40 per common share, the closing price per share on August 15, 2016, for gross proceeds of $6.3 million. Additionally, 480,000 warrants were sold, at a price of $2.50 per warrant, for gross proceeds of $1.2 million. Each warrant grants the holder the right to purchase one share of the Company’s common stock. The Company granted

239,997 Series A Warrants and 239,997 Series B Warrants. Series A Warrants and Series B Warrants have a per share exercise price of $29.00 and $31.00, respectively, and will expire one year and one week and five years, respectively, from the date of issuance, August 19, 2016. Certain of our directors and executive officers purchased an aggregate of 13,771 shares of common stock and an aggregate of 27,542 warrants in this offering at the same price as the other investors.

In connection with the PIPE transaction, the Company filed a registration statement, Form S-3, with the U.S. Securities and Exchange Commission, or SEC, registering for resale the shares of common stock and shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective by the SEC on September 23, 2016.

Equity Line of Credit

On October 20, 2017, the Company entered into a purchase agreement and a registration rights agreement with an accredited investor, Lincoln Park Capital Fund, LLC (“Lincoln Park”), providing for the purchase of up to $35.0 million worth of the Company’s common stock over the term of the purchase agreement (the “Equity Line of Credit).

Under the terms and subject to the conditions of the Equity Line of Credit, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $35.0 million worth of shares of the Company’s common stock. The Company’s board of directors reserved 392,104 shares for issuance pursuant to the Equity Line of Credit (inclusive of commitment shares). On October 20, 2017, the Company issued 11,375 shares of its common stock, as initial commitment shares, to Lincoln Park with a fair value of $15.30 which was recorded as deferred financing costs and is included within other current assets in the accompanying balance sheet as of December 31, 2017. The deferred financing costs will be amortized as interest expense over the term of the Equity Line of Credit as there is no guaranty that additional shares will be sold under the Equity Line of Credit. Additionally, the Company will issue, pro rata, up to an additional 11,375 shares of its common stock as additional commitment shares to Lincoln Park in connection with any additional purchases. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 30-month period commencing on November 21, 2017, the date that a registration statement (filed pursuant to the terms of the registration rights agreement) was declared effective by the SEC, and the other conditions of the Equity Line of Credit are satisfied.

Hercules Warrants

In connection with the Company’s entry into the loan and security agreement with Hercules in June 2014, the Company issued Hercules a warrant to purchase $280,000 worth of the Company’s stock. The warrant was initially recorded on the Company’s consolidated balance sheet at fair value on the date of issuance and treated as a debt discount that is amortized to interest expense over the debt repayment period using the effective interest method. As a result of the pricing of the Company’s initial public offering (“IPO”) on January 27, 2015, and pursuant to the agreement the exercise price was fixed at $176.80 per share, resulting in the warrant being exercisable for 1,583 shares (warrant amount of $280,000 divided by $176.80 per share) of the Company’s common stock. Accordingly, management concluded that the requirements for equity classification had been met and effected a reclassification of the warrant liability of $0.3 million to equity. The warrant is exercisable at any time, in whole or in part, until five years from the date of the Company’s IPO.

In connection with the Company’s entry into the first amendment to loan and security agreement with Hercules in June 2015, the Company issued Hercules a warrant to purchase 2,035 shares of the Company’s common stock at an exercise price of $147.40 per share. Hercules can exercise its purchase right under the warrant, in whole or in part, at any time until June 23, 2020. The warrant was recorded at fair value on the date of issuance and treated as a debt discount that is being amortized to interest expense over the term of the loan using the effective interest method. The Company classified the warrant to equity and recorded the fair value of the warrant of $212,000 to additional paid-in capital. The warrant fair value was determined by using the Black-

Scholes option valuation model with the following assumptions: expected term of 5.00 years; volatility of 89%; risk free interest rate of 1.73% and no dividend yield.

Below is a table summarizing the warrants issued and outstanding for each of the periods presented:

	Warrants Outstanding as of As of December 31, 2016	Warrants Exercised	Warrants Expired	Warrants Outstanding As of December 31, 2017	Exercise Price	Expiration Date
PIPE Financing - Series A	239,997	92,210	147,787	-	$29.00	8/26/2017
PIPE Financing - Series B	239,997	44,091	-	195,906	$31.00	8/19/2021
Hercules - June 2014	1,583	-	-	1,583	$176.80	1/27/2020
Hercules - June 2015	2,035	-	-	2,035	$147.40	6/23/2020

Total	483,612	136,301	147,787	199,524

As of December 31, 2017, the Company had 199,524 warrants outstanding classified as equity warrants. Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision. During the year ended December 31, 2017, warrants were exercised to purchase 136,301 shares of common stock for proceeds of approximately $4.0 million.

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

The Company records rent expense under the lease on a straight-line basis over the term of the lease. The difference between the actual lease payments and the expense recognized under the lease, along with the unamortized tenant improvement allowances, resulted in a net deferred rent liability of approximately $494,000 and $52,000 as of December 31, 2017 and 2016, respectively.

For the years ended December 31, 2017 and 2016, rent expense under operating leases was $1.2 million and $0.6 million, respectively.

As of December 31, 2017, future minimum payments under non-cancelable operating leases for each year ending December 31 are as follows (in thousands):

2018	$1,558
2019	1,754
2020	1,807
2021	1,861
2022	1,914
2023 and thereafter	3,310

$12,204

Contractual Commitments

Pursuant to the terms of Mr. Walker’s, the Company’s President and Chief Executive Officer employment agreement, if the Company terminates Mr. Walker other than for cause or if Mr. Walker terminates his employment for good reason, he will be entitled to receive (i) continued salary for twelve months, (ii) a bonus equal to the amount of the annual bonus awarded to him in respect of the year prior to termination, and (iii) the vesting schedule for any stock options outstanding on the date of termination will automatically accelerate so that 25% of any then unvested option shares shall immediately vest and become exercisable upon such termination. If during the one-year period following a change in control of the Company, either we terminate Mr. Walker’s employment without cause or Mr. Walker resigns for good reason, he will be entitled to receive (i) continued salary for 24 month and a lump sum cash amount equal to 229.56% multiplied by the total cost of the projected premiums for group medical, dental and vision insurance for a period of twenty-four months covering the period from and after the date of termination, (ii) a bonus equal to the amount of the annual bonus awarded to him in respect of the year prior to termination, and (iii) his then outstanding equity awards that were granted after the effective date of the Employment Agreement and that are subject to time based vesting will accelerate vesting in full.

Ms. Erbez’s the Company’s Chief Business Officer and Chief Financial Officer employment letter agreement provides for an initial base salary of $350,000, subject to increase from time to time. Ms. Erbez joined the Company on September 7, 2016. Ms. Erbez employment letter agreement provides for a target annual bonus of 40% of her annual base salary, to be determined by the board of directors in its discretion after consideration of a proposal from the CEO based on company performance against goals established annually by the compensation committee, as well as the Company’s then prevailing cash position. Pursuant to the terms of Ms. Erbez’s employment agreement, if the Company terminates Ms. Erbez other than for cause, or in the event of her resignation for good reason, then, for the six month period following such termination of her employment, the Company will continue to pay Ms. Erbez her base salary and provide her with group medical, dental and vision insurance. In addition, the vesting schedule for any outstanding stock options held by Ms. Erbez on the date of termination will automatically accelerate so that 25% of any then unvested option shares will immediately become exercisable upon such termination. If, during the one-year period following a change in control of our Company, either we terminate Ms. Erbez’s employment without cause or Ms. Erbez resigns for good reason, then she shall be entitled to receive a lump sum severance payment equal to twelve months of her base salary and a lump sum payment equal to the total cost of projected premiums for group medical, dental and vision insurance for a period of twelve months. In such event, the vesting schedule for any outstanding stock options held by Ms. Erbez will automatically accelerate so that 100% of the total option shares will immediately become exercisable upon such termination.

Indemnification and Guarantees

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2017.

Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

9.	Stock-Based Compensation

The 2012 Stock Incentive Plan

The 2012 Stock Incentive Plan (the 2012 Plan) provides for the granting of stock options and restricted stock awards to employees, directors and consultants of the Company. Options granted under the 2012 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. Options and awards under the 2012 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions as determined by our board of directors. In connection with the Company’s initial public offering of its common stock, the Company’s board of directors terminated the 2012 Plan effective as of January 27, 2015 and no further awards may be issued under the 2012 Plan, provided however that the awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan.

The 2014 Equity and Incentive Plan

The 2014 Equity and Incentive Plan (the 2014 Plan) provides for the issuance of (i) cash awards and (ii) equity-based awards, denominated in shares of the Company’s common stock, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. As of December 31, 2017, the Company had reserved 122,950 shares of our common stock for issuance under our 2014 Plan, subject to automatic annual increases as set forth in the plan. Options and awards under the 2014 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions and the right of repurchase by the Company on unvested shares as determined by our board of directors. As of December 31, 2017, the Company had 29,571 shares available for grant under the 2014 Plan.

The following table summarizes option and award activity, excluding inducement grants, for the fiscal years ended December 31, 2016 and 2017:

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	42,932	48,631	$47.09	3.14
Options granted	(51,487)	51,487	$33.40
Options exercised	-	(7,293)	$30.64
Restricted stock award granted	(473)	-	$-
Options cancelled/forfeited	13,168	(13,168)	$54.56
Shares expired under 2012 Plan	(1,314)	-	$-

Balance at December 31, 2016	2,826	79,657	$38.51	5.62
Additional shares reserved	52,950	-	$-
Options granted	(55,210)	55,210	$14.26
Options exercised	-	(4,926)	$27.94
Options cancelled/forfeited/expired	30,912	(30,912)	$39.10
Restricted stock award granted	(3,000)	-	$-
Restricted stock award forfeited	1,334	-	$-
Shares expired under 2012 Plan	(241)	-	$-

Balance at December 31, 2017	29,571	99,029	$25.33	8.46

Exercisable at December 31, 2017		35,999	$34.83	7.27	$-

Vested or expected to vest at December 31, 2017		93,214	$25.82	8.42	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at December 31, 2017.

Inducement Grants

The Company has also awarded inducement grants to purchase common stock to new employees outside the existing equity compensation plans in accordance with Nasdaq listing rule 5635(c)(4). Such options vest at a rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service. The following table summarizes the Company’s inducement grant stock option activities:

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	-	-	$-	-
Options granted	12,600	12,600	$15.40

Balance at December 31, 2016	12,600	12,600	$15.40	9.68
Options granted	6,750	6,750	$26.06

Balance at December 31, 2017	19,350	19,350	$19.12	8.91

Exercisable at December 31, 2017		3,937	$15.04	8.68	$-

Vested or expected to vest at December 31, 2017		18,030	$19.04	8.91	$-

The following summarizes the composition of stock options outstanding and exercisable within the approved stock options plans, which excludes inducement grants, as of December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (in years)	Price	Shares	Price
$11.40 - $11.40	28,000	8.84	$11.40	10,863	$11.40
$11.80 - $17.00	29,230	9.29	$15.72	4,800	$17.00
$19.80 - $28.00	23,023	7.93	$22.09	7,226	$26.72
$40.80 - $182.60	17,376	7.27	$55.31	12,206	$56.32
$185.80 - $185.80	1,400	7.39	$185.80	904	$185.80

The weighted-average grant-date fair value of options and awards granted within the approved stock options plans during the years ended December 31, 2017 and 2016 were $17.43 and $33.40, respectively. The total fair value of options and awards that vested during the years ended December 31, 2017 and 2016 were $0.4 million and $0.5 million, respectively.

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Research and development	$166	$227
Manufacturing	100	226
General and administrative	426	715

	$692	$1,168

At December 31, 2017 and 2016, the Company had $1.1 million and $2.6 million, respectively, of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.40 years.

The Company’s stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. The expected volatility is based on the historical stock volatilities of several of the Company’s publicly listed peers over a period equal to the expected terms of the options as the Company does not have sufficient trading history to use the volatility of its own common stock. To estimate the expected term, the Company has opted to use the simplified method which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company estimates the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. To the extent that the actual forfeiture rate is different from this estimate, stock-based compensation expense is adjusted accordingly.

The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31,
	2017	2016
Dividend yield	0%	0%
Risk-free interest rate	1.90% – 2.25%	1.06% – 2.20%
Expected volatility	89%	89%
Expected term (years)	6.08	6.08
Estimated forfeiture % rate	6.50%	6.50%

10.	Restructuring and Severance

In January 2016, the Company terminated the employment of its Chief Executive Officer, Vikram Lamba. Pursuant to the terms of his employment agreement, the Company was obligated to Mr. Lamba for certain severance payments, continuation of benefits, and acceleration of vesting of the remaining outstanding unvested stock options. In the first fiscal quarter of 2016, the Company had recorded a liability and an expense of $0.4 million for postemployment severance and benefits and a stock-based compensation expense of approximately $16,000 related to the acceleration of vesting of Mr. Lamba’s stock options. For the year ended December 31, 2016, the Company had paid $0.4 million of the postemployment severance and benefits.

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

In May 2017, the President and Chief Executive Officer of the Company, Konstantinos Alataris, resigned. Pursuant to the terms of his separation agreement, the Company paid Dr. Alataris for certain severance payments and continuation of benefits. In addition, any vested options held by Dr. Alataris remained exercisable for three months following his resignation. In the second fiscal quarter of 2017, the Company recorded a liability and an expense of $0.3 million for Dr. Alataris’s postemployment severance and benefits. For the year ended December 31, 2017, the Company had paid $0.3 million of the postemployment severance and benefits.

11.	Income Taxes

The Company has incurred cumulative net operating losses since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2017 and 2016 due to its net operating loss position.

The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017		2016
Federal statutory tax rate	(34.00)%		(34.00)%
State statutory tax rate	(5.83)%		(5.83)%
Change in effective tax rate	18.17	%	-	%
Derecognition due to Section 382 and 383	30.19	%	231.11	%
Stock-based compensation	1.11	%	1.00	%
Permanent items	(2.51)%		(3.17)%
Change in valuation allowance	(7.13)%		(189.11)%

	-	%	-	%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2017 and 2016, the Company had net deferred tax assets of $16.9 million and $18.9 million, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance decreased by approximately $2.0 million and $56.9 million during the year ended December 31, 2017 and 2016, respectively.

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Net operating loss carryforwards	$12,226	$14,034
Research and development credits	3,245	2,617
Depreciation and amortization	640	345
Accruals	507	658
Deferred rent	113	1,066
Capital loss carryforward	23	33
Stock-based compensation	98	190
Other	1	2

Net deferred tax assets	16,853	18,945
Valuation allowance	(16,853)	(18,945)

	$-	$-

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $43.8 million and state net operating loss carryforwards of approximately $43.5 million. As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $35.2 million and state net operating loss carryforwards of approximately $35.5 million. If not utilized, the federal net operating loss carryforwards will expire from 2027 through 2038, and state net operating loss carryforwards will expire from 2018 through 2038.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a three-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company’s stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2017, the Company determined that ownership changes occurred on February 26, 2014, November 30, 2015 and March 22, 2017. As a result of the ownership changes, approximately $185.4 million and $176.6 million of the NOLs will expire unutilized for federal and California purposes, respectively. As of December 31, 2017, the Company has derecognized NOL related DTAs in the tax affected amounts of $38.9 million and $12.3 million for federal and California purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

As of December 31, 2017, the Company had federal and state research and development credit carryforwards of approximately $0.4 million and $4.6 million, respectively. As of December 31, 2016, the Company had federal and state research and development credit carryforwards of approximately $0.5 million and $4.2 million, respectively. If not utilized, the federal tax credits will begin to expire in 2026 and state tax credits currently do not expire. Research and development credits are subject to IRC section 383. In the event of a change in ownership as defined by this code section, the usage of the credits may be limited. As a result of the previously mentioned ownership changes, the Company has derecognized approximately $4.5 million of gross federal R&D credit-related DTAs due to the Section 383 limitation as of December 31, 2017. The Company has not derecognized any of the California R&D credit-related DTAs because the credit do not expire.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for a one-time transition tax on certain foreign earnings and the acceleration of depreciation for certain assets placed into service after September 27, 2017 as well as prospective changes beginning in 2018, including changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Specifically, the 2017 Tax Act limits the amount the Company is able to deduct for net operating loss carryforwards generated in taxable years beginning after December 31, 2017 to 80% of taxable income however these net operating loss carryforwards can be carried forward indefinitely, repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the Company’s federal income taxes are as follows:

Reduction of the U.S. Corporate Income Tax Rate

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $5.3 million decrease in net deferred tax assets and a corresponding $5.3 million decrease in the valuation allowance as of December 31, 2017.

Acceleration of Depreciation

The Company recognized a provisional reduction to net deferred tax assets and a corresponding reduction in valuation allowance of $0.4 million attributable to the accelerated depreciation for certain assets placed into service after September 27, 2017.

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

The Company had approximately $1.0 million of unrecognized tax benefits as of December 31, 2017 and approximately $0.9 million of unrecognized tax benefits as of December 31, 2016. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits will reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months. A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2017	2016
	(in thousands)
Balance at the beginning of year	$943	$1,582
(Decrease) increase related to prior year tax positions	-	(4)
(Decrease) increase related to current year tax positions	63	(635)

Balance at the end of year	$1,006	$943

Interest and penalty related to unrecognized tax benefits would be included as income tax expense in the Company’s consolidated statements of operations. As of December 31, 2017 and 2016, the Company had not recognized any tax-related penalties or interest in its consolidated financial statements.

12.	Employee Benefit Plan

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

13.	Subsequent Event

On November 28, 2017, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).

On February 9, 2018, we received a letter from the Director of Nasdaq Listing Qualifications notifying us that we have regained compliance with the requirement of the Nasdaq Stock Market to maintain a minimum bid price of $1.00 per share. The letter noted that, as of the close of trading on February 8, 2018, the Company evidenced a closing bid price of its common stock that was greater than or equal to the $1.00 minimum requirement for at least ten consecutive trading days. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the matter closed.

On January 23, 2018, our stockholders approved an increase to the number of authorized shares of the Company’s common stock from 100,000,000 to 250,000,000 shares and a 1-for-20 reverse stock split (see Note 2).