Form 10-Q
period 2018-03-31
Zosano Pharma Corp
filed 2018-05-15
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 4, 2018, the registrant had a total of 11,973,039 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

ZOSANO PHARMA CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,537	$11,651
Prepaid expenses and other current assets	1,970	1,742

Total current assets	5,507	13,393
Restricted cash	35	35
Property and equipment, net	4,410	4,152
Other long-term assets	420	420

Total assets	$10,372	$18,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,421	$1,511
Accrued compensation	2,099	1,571
Secured promissory note (including accrued interest), net of issuance costs	5,160	6,687
Other accrued liabilities	995	688

Total current liabilities	10,675	10,457
Deferred rent	716	495

Total liabilities	11,391	10,952

Commitments and contingencies (note 7)
Stockholders’ (deficit) equity:
Preferred Stock, $0.0001 par value; 5,000,000 shares and none authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 and 100,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; 1,973,039 shares issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	233,061	232,922
Accumulated deficit	(234,080)	(225,874)

Stockholders’ (deficit) equity	(1,019)	7,048

Total liabilities and stockholders’ (deficit) equity	$10,372	$18,000

The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$—	$—
Operating expenses:
Research and development	5,806	4,626
General and administrative	2,260	2,122

Total operating expenses	8,066	6,748

Loss from operations	(8,066)	(6,748)
Other expense:
Interest expense, net	(141)	(247)
Other income (expense), net	1	(2)

Loss before provision for income taxes	(8,206)	(6,997)
Provision for income taxes	—	—

Net loss	$(8,206)	$(6,997)

Net loss per common share – basic and diluted	$(4.16)	$(6.89)

Weighted-average shares used in computing net loss per common share – basic and diluted	1,973	1,016

The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,206)	$(6,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	628
Stock-based compensation	139	233
Amortization of debt discount	(3)	(6)
Accretion of interest	44	30
Deferred rent	314	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(362)	(489)
Accounts payable	909	(538)
Accrued compensation and other accrued liabilities	835	163

Net cash used in operating activities	(6,136)	(6,976)

Cash flows from investing activities:
Purchases of property and equipment	(451)	(77)
Purchase of marketable securities	(650)	—
Proceeds from maturities in marketable securities	650	—

Net cash used in investing activities	(451)	(77)

Cash flows from financing activities:
Proceeds from public offering of securities, net of underwriting commissions, discounts and other offering costs	—	26,623
Proceeds from exercise of warrants and issuance of common stock	—	4,041
Principal payment of secured promissory note	(1,527)	(1,410)
Proceeds from exercise of stock options	—	137

Net cash (used in) provided by financing activities	(1,527)	29,391

Net (decrease) increase in cash, cash equivalents, and restricted cash	(8,114)	22,338
Cash, cash equivalents and restricted cash at beginning of period	11,686	15,038

Cash, cash equivalents and restricted cash at end of period	$3,572	$37,376

Supplemental cash flow information:
Interest paid	$116	$231
Acquisition of property and equipment under accounts payable	340	16
Offering costs accrued but not yet paid	561	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets.

	March 31,
	2018	2017
Cash and cash equivalents	3,537	37,341
Restricted cash	35	35

	3,572	37,376

Amounts included in restricted cash represent those required to be set aside by a contractual pledge and security agreement with a bank whereby $35,000 is held as a security for corporate purchasing cards.

The accompanying notes are an integral part of these condensed financial statements.

Zosano Pharma Corporation

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

1.	Organization and Basis of Presentation

The Company

Zosano Pharma Corporation (the “Company” or “We”) is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray, or ADAM™, technology. In February 2017, we announced positive results from our ZOTRIP pivotal efficacy trial, or ZOTRIP trial, that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

Basis of Presentation

The condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s annual report on Form 10-K as amended and filed with the United States Securities and Exchange Commission (“SEC”) filed March 12, 2018.

On January 23, 2018, our stockholders approved an increase to the number of authorized shares of the Company’s common stock from 100,000,000 to 250,000,000 shares. On January 23, 2018, our board of directors approved a 1-for-20 reverse stock split of our outstanding common stock, which was effected on January 25, 2018. At the effective time, every twenty shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock. The par value of our stock remained unchanged at $0.0001 per share. No fractional shares of our common stock were issued in the reverse stock split, but in lieu thereof, each holder of our common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. In addition, by reducing the number of our outstanding shares, our loss per share in all prior periods increased by a factor of twenty. A proportionate adjustment was also made to the per share exercise price and the number of shares issuable upon the exercise of our outstanding equity awards, options and warrants to purchase shares of our common stock and to the number of shares reserved for issuance pursuant to our equity incentive compensation plans. The reverse stock split affected all stockholders of our common stock uniformly. As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock as of January 25, 2018 decreased from 39,460,931 (pre-split) shares to 1,973,039 (post-split) shares. Unless otherwise noted, all share and per share information included in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

The reverse stock split did not affect the number of authorized shares of common stock, which, after giving effect to the authorized share increase, is 250,000,000 shares.

Liquidity

The accompanying condensed financial statements have been prepared in conformity with U.S. GAAP. As of March 31, 2018, the Company has an accumulated deficit of $234.1 million, as well as recurring operating losses and negative cash flows from operating activities. Our cash and cash equivalents at March 31, 2018 were approximately $3.5 million. On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. We received gross proceeds of $50.0 million and approximately $45.7 million of net proceeds from this offering. As a result of this offering, we alleviated substantial doubt about our ability to continue as a going concern as we expect cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans beyond twelve months following the date of issuance of this Quarterly Report on Form 10-Q. We plan to use the net proceeds from this offering to complete the long-term safety study of M207, and for working capital and general corporate purposes. We believe the completion of this public offering will allow us to continue executing on the timely filing of our NDA for M207, which we expect will occur in the fourth quarter of 2019.

The Company has financed its operations primarily through the sale of equity securities, debt financing and payments received under licensing and collaboration agreements with pharmaceutical companies. To date, none of the Company’s product candidates have been approved by the United States Food and Drug Administration for sale. The Company will continue to require additional financing to develop its product candidate, develop additional product candidates and fund operating losses. Management intends to seek capital to support the Company’s initiatives through equity or debt financing, collaboration or other arrangements with corporate partners, and/or other sources of financing. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all.

We will continue to evaluate our time lines, strategic needs, and balance sheet requirements. There can be no assurance that if we attempt to raise additional capital, we will be successful in doing so on terms acceptable to the Company, or at all. Further there can be no assurance that we will be able to gain access and/or be able to execute on securing new sources of funding, new development opportunities, successfully obtain regulatory approvals for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

2.	Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of the accompanying condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed financial statements, and the reported amounts of revenue and expenses during the periods reported. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs are costs incurred in filings of registration statements with the Securities and Exchange Commission. Deferred costs of $618,901 as of March 31, 2018, include legal, accounting, printer and filing fees associated with the Company’s registration of common shares April 2018 public offering. These costs are deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs related to (i) furthering the Company’s research and development efforts, and (ii) designing and manufacturing products that incorporate the Company’s ADAM technology for the Company’s clinical and nonclinical studies.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive common stock equivalents. Diluted earnings per common share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock are considered potentially dilutive common stock equivalents. For the three months ended March 31, 2018 and 2017, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported.

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive (unaudited; shares in thousands):

	For the three months ended March 31,
	2018	2017
Warrants to purchase common stock	199,524	347,315
Options to purchase common stock	124,379	122,763

	323,903	470,078

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize substantially all leases on the balance sheet as a right-of-use asset and recognize a corresponding lease liability. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of this accounting standard on our financial position, results of operation or cash flows.

3.	Cash, Cash Equivalents and Investments

The Company classifies all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The following is a summary of the Company’s cash, cash equivalents, and marketable securities investments for each of the periods presented (in thousands):

	March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited; in thousands)
Cash in bank	$1,462	$—	$—	$1,462
Money market funds	2,075	—	—	2,075
Certificate of deposits (restricted)	35	—	—	35

	$3,572	$—	$—	$3,572

Classified as:
Cash and cash equivalents				$3,537
Restricted cash				35

				$3,572

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash in bank	$4,587	$—	$—	$4,587
Money market funds	6,414	—	—	6,414
Certificates of deposit (restricted)	35	—	—	35
U.S. government agency bonds	650	—	—	650

	$11,686	$—	$—	$11,686

Classified as:
Cash and cash equivalents				$11,651
Restricted cash				35

				$11,686

4.	Fair Value of Financial Instruments

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

The following tables set forth the fair value of the Company’s financial instruments for each of the periods presented (in thousands):

	March 31, 2018
	Level I	Level II	Level III	Total
	(unaudited; in thousands)
Financial Assets:
Money market funds	$2,075	$—	$—	$2,075

Total financial assets	$2,075	$—	$—	$2,075

	December 31, 2017
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Money market funds	$6,414	$—	$—	$6,414
U.S. government agency bonds	—	650	—	650

Total financial assets	$6,414	$650	$—	$7,064

5.	Property and Equipment

The following summarizes the Company’s property and equipment for each of the periods presented (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Laboratory and office equipment	$1,273	$1,159
Manufacturing equipment	10,433	10,387
Computer equipment and software	223	209
Leasehold improvements	15,660	15,660
Construction in progress	2,596	2,351

	30,185	29,766
Less: accumulated depreciation	(25,775)	(25,614)

	$4,410	$4,152

Depreciation and amortization expense was approximately $0.2 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

6.	Debt Financing

Senior Secured Term Loan with Hercules

The Company has a loan and security agreement with Hercules Capital Inc, (“Hercules”), whereby Hercules provides the Company the aggregate principal amount of a $15 million loan (“Hercules Term Loan”) of which equal installment payments of principal and interest are due monthly, with all outstanding amounts due and payable on December 1, 2018. The Hercules Term Loan bears interest at a variable rate of the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. The interest rate on the secured term loan with Hercules was 7.95% as of March 31, 2018 and December 31, 2017. On June 1, 2017, the Company paid a $100,000 legacy end of term charge and is required to pay a $351,135 end of term charge on the earlier of loan maturity or at the date the Company prepays the Hercules Term Loan. The Company may prepay all, but not less than all, of the Hercules Term Loan with no prepayment charge. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties.

The following is a summary of the Company’s long-term debt, net of unamortized debt discount and issuance costs for the periods presented (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Principal amount	$4,790	$6,316
Less: unamortized debt issuance costs	(6)	(10)
unamortized fair value of free standing warrant	(10)	(18)
Plus: unamortized fair value debt premium	19	35
accrued terminal interest	334	320
accrued interest	33	44

Secured promissory note, net of unamortized debt issuance cost and premium, current portion	$5,160	$6,687

Interest expense on the Company’s secured promissory note was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

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

Rental expense under the related party operating lease was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, future minimum payments under the Company’s non-cancelable related party operating lease for each year ending December 31 are as follows (unaudited; in thousands):

Total
(unaudited; in thousands)
Remaining of 2018	$1,213
2019	1,754
2020	1,807
2021	1,861
2022	1,914
2023 and thereafter	3,310

$11,859

8.	Stockholders’ Equity

On January 24, 2018, the Company amended its certificate of incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 250,000,000. On January 25, 2018, we effected a 1-for-20 reverse stock split of our outstanding common stock.

Public Offering – March 2017

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

Under the terms and subject to the conditions of the Equity Line of Credit, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $35.0 million worth of shares of the Company’s common stock. The Company’s board of directors reserved 392,104 shares for issuance pursuant to the Equity Line of Credit (inclusive of commitment shares). On October 20, 2017, the Company issued 11,375 shares of its common stock, as initial commitment shares, to Lincoln Park with a fair value of $15.30 which was recorded as deferred financing costs and is included within other current assets in the accompanying balance sheet as of March 31, 2018. The deferred financing costs are amortized as interest expense using the effective interest rate method over the term of the Equity Line of Credit as there is no guaranty that additional shares will be sold under the Equity Line of Credit. Additionally, the Company will issue, pro rata, up to an additional 11,375 shares of its common stock as additional commitment shares to Lincoln Park in connection with any additional purchases. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 30-month period that commenced on November 21, 2017, the date that the registration statement was declared effective by the SEC, and the other conditions of the Equity Line of Credit were satisfied.

Warrants

Below is a table summarizing the warrants issued and outstanding for each of the periods presented:

	Warrants Outstanding as of As of December 31, 2017	Warrants Exercised	Warrants Expired	Warrants Outstanding As of March 31, 2018	Exercise Price	Expiration Date
PIPE Financing - Series B	195,906	—	—	195,906	$31.00	8/19/2021
Hercules - June 2014	1,583	—	—	1,583	$176.80	1/27/2020
Hercules - June 2015	2,035	—	—	2,035	$147.40	6/23/2020

Total	199,524	—	—	199,524

As of March 31, 2018, the Company had 199,524 warrants outstanding classified as equity warrants. Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision.

9.	Stock-Based Compensation

The Amended and Restated 2014 Equity and Incentive Plan

The Amended and Restated 2014 Equity and Incentive Plan (the “2014 Plan”) provides for the issuance of (i) cash awards and (ii) equity-based awards, denominated in shares of the Company’s common stock, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. As of March 31, 2018, the Company had reserved 148,173 shares of our common stock for issuance under our 2014 Plan, subject to automatic annual increases as set forth in the plan. Options and awards under the 2014 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions and the right of repurchase by the Company on unvested shares as determined by our board of directors. As of March 31, 2018, the Company had 48,794 shares available for grant under the 2014 Plan. For the quarter ended March 31, 2018, the Company granted 6,000 stock option awards to non-employee Directors.

The following table summarizes option and award activity, excluding inducement grants, for the three months ended March 31, 2018 (unaudited):

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2018	29,571	99,029	$25.33
Additional shares reserved	25,223	—	$—
Options granted	(6,000)	6,000	$10.60

Balance at March 31, 2018	48,794	105,029	$24.49	8.30	$—

Exercisable at March 31, 2018		39,536	$34.13	7.15	$—

Vested or expected to vest at March 31, 2018		100,081	$24.84	8.27	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at March 31, 2018.

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

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2018	19,350	19,350	$19.12
Options granted	—	—	$—

Balance at March 31, 2018	19,350	19,350	$19.12	8.67	$—

Exercisable at March 31, 2018		5,860	$17.30	8.55	$—

Vested or expected to vest at March 31, 2018		18,250	$19.06	8.67	$—

The following summarizes the composition of stock options outstanding and exercisable within the approved stock options plans, which excludes inducement grants, as of March 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (in years)	Price	Shares	Price
$10.60 - $10.60	6,000	9.76	$10.60	—	$—
$11.40 - $11.40	28,000	8.59	$11.40	12,333	$11.40
$11.80 - $17.00	29,230	9.04	$15.72	5,983	$17.00
$19.80 - $28.00	23,023	7.68	$22.09	7,336	$26.68
$40.80 - $185.80	18,776	7.03	$65.04	13,884	$65.65

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Research and development	$67	$61
General and administrative	72	172

	$139	$233

As of March 31, 2018, the Company had $1.0 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 2.7 years.

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

The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted:

	For the three months ended March 31,
	2018	2017
Dividend yield	0%	0%
Risk-free interest rate	2.46%	2.13%
Expected volatility	89%	89%
Expected term (years)	10	6.08

10.	Subsequent Events

Public Offering – April 2018

On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. We received gross proceeds of $50.0 million and approximately $45.7 million of net proceeds from this offering. The offering was made by Zosano pursuant to a registration statement on Form S-1 previously filed with the SEC on December 22, 2017, as amended and declared effective by the SEC on March 28, 2018.

The pro forma information set forth below is illustrative only and represents the effect of the public offering on the balance sheet, as if the proceeds had been received as of March 31, 2018 (in thousands):

		Pro Forma
	March 31,	March 31,
	2018	2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,537	$49,172
Prepaid expenses and other current assets	1,970	1,352

Total current assets	5,507	50,524
Restricted cash	35	35
Property and equipment, net	4,410	4,410
Other long-term assets	420	420

Total assets	$10,372	$55,389

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,421	$2,421
Accrued compensation	2,099	2,099
Secured promissory note, (including accrued interest), net of issuance costs	5,160	5,160
Other accrued liabilities	995	995

Total current liabilities	10,675	10,675
Deferred rent	716	716

Total liabilities	11,391	11,391
Commitments and contingencies (note 7)
Stockholders’ (deficit) equity:
Preferred Stock, $0.0001 par value; 5,000,000 shares and none authorized; none issued and outstanding as of March 31, 2018	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2018 and 1,973,039 and 11,973,039 pro forma shares issued and outstanding as of March 31, 2018	—	1
Additional paid-in capital	233,061	278,077
Accumulated deficit	(234,080)	(234,080)

Stockholders’ (deficit) equity	(1,019)	43,998

Total liabilities and stockholders’ (deficit) equity	$10,372	$55,389

Departure of Officer

On April 16, 2018, in connection with a planned reorganization of internal reporting responsibilities for the business development and human resources groups, Georgia Erbez, Chief Financial Officer, informed that Company that she will resign for good reason pursuant to the terms of her Employment Letter Agreement with the Company dated as of September 7, 2016 (the “Employment Agreement”) effective on the later to occur of (i) the date that the Company files with the Securities and Exchange Commission a report on Form 10-Q for the first quarter of 2018 and (ii) May 15, 2018. Pursuant to the terms of the Employment Agreement, Ms. Erbez will be entitled to receive the following severance: (i) continuation of her current base salary for a period of six (6) months, (ii) continuation coverage for group medical, dental and vision insurance for a period of six (6) months and (iii) acceleration of vesting of her outstanding equity awards with respect to 25% of the unvested portion of such equity awards at the time of resignation. The Company’s obligation to provide the severance described above is conditioned on Ms. Erbez’s delivery and non-revocation of a general release.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission, or SEC, on March 12, 2018, as amended. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “continue,” “goal,” “would,” “could,” “might,” “project,” “anticipate,” “intend,” “forecast,” “designated,” “approximate,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or negatives of these words and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward- looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

Zosano Pharma Corporation is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray, or ADAM™, technology. In February 2017, we announced positive results from our ZOTRIP pivotal efficacy trial, or ZOTRIP trial, that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM™ technology, as an acute treatment for migraine. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

ADAM™ is our proprietary, investigational technology platform designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. ADAM™ consists of an array of drug-coated titanium microprojections mounted on an adhesive backing that is pressed on to the skin using a reusable handheld applicator. The microprojections penetrate the stratum corneum and allow the drug to be absorbed into the microcapillary system of the skin. We focus on developing products based on our ADAM™ technology for indications in which rapid onset, ease of use and stability offer significant therapeutic and practical advantages, for markets where there is a need for more effective therapies.

Our development efforts are focused on our product candidate, M207. M207 is our proprietary formulation of zolmitriptan delivered utilizing our ADAM™ technology. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of M207 is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding GI tract. Feedback from the United States Food and Drug Administration, or FDA, on M207’s regulatory path has been encouraging. The agency has indicated that one positive pivotal efficacy study, in addition to the required safety study, would be sufficient for approval of M207 for the treatment of migraine.

We have no product sales to date, and we will not have product sales unless and until we receive approval from the FDA or equivalent foreign regulatory bodies, to market and sell our product candidate. Accordingly, our success depends not only on the development, but also on our ability to finance the development of the product. We will require substantial additional funding to complete development and seek regulatory approval for these products. Additionally, we currently have no sales, marketing or distribution capabilities and thus our ability to market our products in the future will depend in part on our ability to develop such capabilities either alone or with collaboration partners.

M207 Clinical Trial and Long Term Safety Study

In November 2017, we announced the initiation of our long-term safety study for M207 as an acute treatment for migraine, with the enrollment of the first subject in the study. M207 is an open label study evaluating the safety of the 3.8mg dose of zolmitriptan in migraine subjects who have historically experienced at least two migraines per month. Subjects are expected to treat a minimum of two migraines per month, with no maximum treatment limits. The study will evaluate 150 subjects for six months, and 50 subjects for a year at approximately 30 sites in the U.S. The study is open-label, with investigator visits each at months one, two, three, six, nine and twelve. We may elect to enroll more than the required number of subjects to ensure a robust data set, and achievement of evaluable subjects at each time point. The primary objective of our long-term safety studio for M207 is to assess the safety of M207 during repeated use over six and twelve months. Other endpoints are electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response.

In March 2018, we announced that the 100th subject had enrolled and received M207 in the long-term safety study. As of March 2018, 103 subjects had qualified and received study drug, an additional 77 subjects had signed consents and were in the 2-week run-in evaluation period, and study subjects had treated 278 migraines since study initiation. We expect that by March 2019, at least 50 of these subjects will complete the study and have treated at least two migraines per month. The clinical completion of the study will occur after 50 subjects have completed a year of treatment, which we estimate will occur in March 2019. As of the date of this filing, over 200 subjects have received study drug and we have begun manufacturing of our registration batches.

We will need additional financing for manufacturing, operations, and commercialization of M207, if approved. While we are pursuing clinical development and regulatory approval of our M207 product candidate through commercialization, we remain open to opportunities with potential strategic partners to ensure our product candidate will receive the best chance of commercial success.

In April 2018, we closed an underwritten public offering pursuant to a registration statement on Form S-1 of 10,000,000 shares of our common stock sold at a price of $5.00 per share. The gross proceeds from the offering were $50.0 million, and the net proceeds to us, after deducting underwriting discounts, commissions and reimbursable costs of approximately $3.7 million and offering expenses of approximately $0.6 million, were approximately $45.7 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, accruals and warrant valuations. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our results of operations, liquidity and financial condition.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the three months ended March 31, 2018, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Financial Operations Overview

As of March 31, 2018, we had an accumulated deficit of $234.1 million. We have incurred significant losses and expect to incur significant losses in the foreseeable future as we advance M207 into later stages of development, and if approved, commercialization. On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. (See note 10. Subsequent Events). The net proceeds of the offering were approximately $45.7 million. We plan to use the net proceeds from this offering to complete the long-term safety study of M207, and for working capital and general corporate purposes. We believe the completion of this public offering will allow us to continue executing on the timely filing of our NDA for M207, which we expect will occur in the fourth quarter of 2019.

We expect our research and development expenses to increase significantly as we continue to advance M207 through clinical development. Because of the numerous risks and uncertainties associated with our technology and drug development, we are unable to predict the timing or amount of expenses incurred or when, or if, we will be able to achieve commercialization, revenue or profitability.

Research and development expenses

Research and development expenses represent costs incurred to conduct research, such as the discovery and development of our proprietary product candidates. We recognize all research and development expenses as they are incurred.

Research and development expenses consist of:

•	production costs which include, but are not limited to, employee-related expenses, including salaries, benefits and stock-based compensation expense, and fees paid to conduct nonclinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of product candidates based on our ADAM technology, including fees paid to contract manufacturing organizations (“CMOs”);

•	fees paid to contract research organizations (“CROs”), clinical consultants, clinical trial sites and vendors, including institutional review boards (“IRBs”), in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, subject screening fees, laboratory work and statistical compilation and analysis;

•	fees paid to conduct clinical studies, drug formulation, and cost of consumables used in nonclinical and clinical trials;

•	other consulting fees paid to third parties; and

•	allocation of certain shared costs, such as facilities-related costs and information technology (“IT”) support services.

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

Other income and expenses

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our debt and the amortization of debt discount and issuance costs. Interest expense for the three months ended March 31, 2018 reflects accrued and paid interest related to our secured term loan facility (“Hercules Term Loan”) with Hercules Capital, Inc. (“Hercules”), and the related amortization of debt discount and issuance costs.

Other income, net. Other income, net of other expense, consists of certain miscellaneous income or expenses that are not included in other categories of the condensed statements of operations. (See explanations under the subheading, Results of Operations).

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

Research and development expenses

	Three months ended March 31,		Change
	2018	2017	Amount	%
	(In thousands)
Research and development	$5,806	$4,626	$1,180	26%

Research and development expenses increased approximately $1.2 million, or 26%, for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in research and development expense was primarily attributable to an increase in clinical trial costs of $0.7 million for the long-term safety study and to additional payroll costs of $0.4 million resulting from new employees hired to support the long-term safety study.

General and administrative expenses

	Three months ended March 31,		Change
	2018	2017	Amount	%
	(In thousands)
General and administrative	$2,260	$2,122	$138	7%

General and administrative expenses increased approximately $0.1 million, or 7%, for the three months ended March 31, 2018 and 2017. Increases in expenses were primarily due to increases in legal and tax expenses.

Other income (expense)

	Three months ended March 31,		Change
	2018	2017	Amount	%
	(In thousands)
Interest expense, net	$(141)	$(247)	$106	43%
Other income (expense), net	1	(2)	3	150%

Interest expense, net decreased approximately $0.1 million, or 43%, for the three months ended March 31, 2018, as compared to the same period in 2017. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the three months ended March 31, 2018 as compared to the same period in 2017.

Liquidity and Capital Resources

Since our inception in October 2006, we have funded our operations primarily through a combination of equity offerings, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of March 31, 2018, had an accumulated deficit of $234.1 million. We expect to incur additional losses in the future to conduct research and development of our M207 product candidate and to conduct pre-commercialization manufacturing activities. As of March 31, 2018, we had approximately $3.5 million in cash and cash equivalents.

On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. The gross proceeds from the offering were $50.0 million and the net proceeds to us, after deducting underwriting discounts, commission and reimbursement costs of $3.7 million and offering expenses of $0.6 million, were $45.7 million. (See note 10. Subsequent Events). As a result of the offering, we alleviated substantial doubt about our ability to continue as a going concern as we expect cash and cash equivalents will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans beyond twelve months following the date of issuance of this Quarterly Report on Form 10-Q. We plan to use the net proceeds from this offering to complete the long term safety study of M207, and for working capital and general corporate purposes. We believe the completion of this financing will allow us to continue executing on the timely filing of our NDA for M207, which we expect will occur in the fourth quarter of 2019.

On October 20, 2017, we entered into a purchase agreement (“Lincoln Park Purchase Agreement”) and a registration rights agreement with an accredited investor, Lincoln Park Capital, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. See Note 8 to the accompanying condensed financial statements for additional information on the Lincoln Park Purchase Agreement.

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

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(6,136)	$(6,976)
Investing activities	(451)	(77)
Financing activities	(1,527)	29,391

Net increase (decrease) in cash and cash equivalents	$(8,114)	$22,338

Operating Cash Flow: Net cash used in operating activities was approximately $6.1 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used during the first three months of 2018 was primarily due to clinical trial costs for the long term safety study production and support, in addition to other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used during the first three months of 2017 was primarily due the closing costs of the M207 efficacy study and professional fees and administrative expenses incurred in the course of our continuing operations.

Investing Cash Flow: Net cash used in investing activities was approximately $0.5 million and $0.1 million for the three months ending March 31, 2018 and 2017, respectively. Net cash used in investing activities during the first three months of 2018 and 2017 was primarily due to purchase of property and equipment.

Financing Cash Flow: Net cash provided by financing activities was approximately $1.5 million and $29.4 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used by financing activities for the first three months of 2018 was primarily due to payments on the Hercules Term Loan of approximately $1.5 million. Net cash generated by financing activities for the first three months of 2017 was primarily due to proceeds from a registered public offering of $26.6 million, net of underwriter’s discounts, commissions, and offering expenses and to warrant exercises to purchase 136,301 shares common stock for proceeds of $4.0 million.

Contractual Obligations and Commitments

Our primary contractual obligations as of March 31, 2018, consist of operating leases of approximately $11.9 million and short-term debt obligations of approximately $5.2 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases through August 2024. See Note 7 to the accompanying condensed financial statements for a discussion of the related party operating lease for our headquarters. Debt obligations include the Hercules Term Loan, maturing in December 2018. See Note 6 to the accompanying condensed financial statements for a discussion of the Hercules Term Loan.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed financial statements for the Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in short-term marketable securities. We had cash and cash equivalents of $3.5 million as of March 31, 2018, which consisted of bank deposits and money market funds.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the three months ended March 31, 2018. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

Dated: May 15, 2018	Zosano Pharma Corporation (Registrant)

/s/ John Walker
John Walker
Chief Executive Officer

/s/ Georgia Erbez
Georgia Erbez
Chief Financial Officer and Chief Business Officer