Form 10-Q
period 2018-06-30
Zosano Pharma Corp
filed 2018-08-09
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 2, 2018, the registrant had a total of 11,973,039 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

ZOSANO PHARMA CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,197	$11,651
Short-term investments in marketable securities at fair value	21,441	—
Prepaid expenses and other current assets	869	1,742

Total current assets	38,507	13,393
Restricted cash	35	35
Property and equipment, net	6,132	4,152
Other long-term assets	552	420

Total assets	$45,226	$18,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,391	$1,511
Accrued compensation	1,434	1,571
Deferred revenue	62	—
Secured promissory note (including accrued interest), net of issuance costs	3,600	6,687
Other accrued liabilities	741	688

Total current liabilities	8,228	10,457
Deferred rent	918	495

Total liabilities	9,146	10,952

Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017; none issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 250,000,000 and 100,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 11,973,039 and 1,973,039 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	278,995	232,922
Accumulated deficit	(242,916)	(225,874)

Stockholders’ equity	36,080	7,048

Total liabilities and stockholders’ equity	$45,226	$18,000

The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	6,533	4,363	12,339	8,989
General and administrative	2,272	2,188	4,532	4,310

Total operating expenses	8,805	6,551	16,871	13,299

Loss from operations	(8,805)	(6,551)	(16,871)	(13,299)
Other income (expense):
Interest expense, net	(33)	(207)	(174)	(454)
Other income, net	2	12	3	10

Net loss	$(8,836)	$(6,746)	$(17,042)	$(13,743)

Net loss per common share – basic and diluted	$(0.75)	$(3.44)	$(2.47)	$(9.22)

Weighted-average shares used in computing net loss per common share – basic and diluted	11,753	1,960	6,890	1,491

The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(17,042)	$(13,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391	1,261
Stock-based compensation	469	416
Gain on sale of equipment	—	(13)
Gross unrealized losses of marketable securities	14	—
Amortization of debt discount/accretion of premium	(5)	(11)
Accretion of interest	36	48
Deferred rent	515	75
Change in operating assets and liabilities:
Interest receivable	56	—
Prepaid expenses and other assets	579	(1,156)
Accounts payable	615	(236)
Accrued compensation and other accrued liabilities	(83)	(766)
Deferred revenue	62	—

Net cash used in operating activities	(14,393)	(14,125)

Cash flows from investing activities:
Purchase of property and equipment	(2,106)	(625)
Proceeds from sales of property and equipment	—	22
Purchase of marketable securities	(37,475)	(7,071)
Proceeds from maturities of marketable securities	16,000	—

Net cash used in investing activities	(23,581)	(7,674)

Cash flows from financing activities:
Proceeds from public offering of securities, net of underwriting commissions, discounts and other offering costs	45,603	26,623
Proceeds from exercise of warrants and issuance of common stock	—	4,041
Payment of loan principal	(3,083)	(2,846)
Proceeds from exercise of stock options and issuance of common stock	—	137

Net cash provided by financing activities	42,520	27,955

Net increase in cash and cash equivalents	4,546	6,156
Cash and cash equivalents at beginning of period	11,686	15,038

Cash and cash equivalents at end of period	$16,232	$21,194

Supplemental cash flow information:
Interest paid	$203	$540
Acquisition of property and equipment under accounts payable	$264	$7
Offering costs accrued but not yet paid	$98	$—

The accompanying notes are an integral part of these condensed financial statements.

Zosano Pharma Corporation

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

1.	Organization and Basis of Presentation

The Company

Zosano Pharma Corporation (the “Company”) is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray, or ADAM™, technology. In February 2017, the Company announced positive results from its ZOTRIP pivotal efficacy trial, or ZOTRIP trial, that evaluated M207, which is its proprietary formulation of zolmitriptan delivered via the Company’s ADAM technology, as an acute treatment for migraine. The Company is focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. The Company anticipates that many of our current and future development programs may enable the Company to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

Basis of Presentation

The condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) filed March 12, 2018.

On January 23, 2018, the Company’s stockholders approved an increase to the number of authorized shares of the Company’s common stock from 100,000,000 to 250,000,000 shares. On January 23, 2018, the board of directors approved a 1-for-20 reverse stock split of our outstanding common stock, which was effected on January 25, 2018. At the effective time, every twenty shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock. The par value of the Company’s stock remained unchanged at $0.0001 per share. No fractional shares of our common stock were issued in the reverse stock split, but in lieu thereof, each holder of common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. In addition, by reducing the number of the Company’s outstanding shares, its loss per share in all prior periods increased by a factor of twenty. A proportionate adjustment was also made to the per share exercise price and the number of shares issuable upon the exercise of its outstanding equity awards, options and warrants to purchase shares of its common stock and to the number of shares reserved for issuance pursuant to its equity incentive compensation plans. The reverse stock split affected all stockholders uniformly. As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock as of January 25, 2018 decreased from 39,460,931 (pre-split) shares to 1,973,039 (post-split) shares. Unless otherwise noted, all share and per share information included in the financial statements have been retroactively adjusted to give effect to the reverse stock split.

Liquidity

As of June 30, 2018, the Company has an accumulated deficit of $242.9 million, as well as recurring operating losses and negative cash flows from operating activities. Cash and cash equivalents at June 30, 2018 were approximately $16.2 million and short-term investments of $21.4 million. On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. The Company received gross proceeds of $50.0 million and approximately $45.6 million of net proceeds from the offering and plans to use the net proceeds from the offering to complete the long-term safety study of M207, and for working capital and general corporate purposes. The Company believes the completion of the public offering will allow it to continue executing on the timely filing of its NDA for M207, which it expects will occur in the fourth quarter of 2019. We expect cash and cash equivalents and investments will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans beyond twelve months following the date of issuance of this Quarterly Report on From 10-Q.

The Company has financed its operations through the sale of equity securities and debt financing. To date, none of the Company’s product candidates have been approved by the United States Food and Drug Administration for sale. The Company will continue to require additional financing to develop its product candidate, develop additional product candidates and fund operating losses. Management intends to seek capital to support the Company’s initiatives through financing activities such as public or private offerings of its common stock, and/or preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate partners. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all.

The Company will continue to evaluate its timelines, strategic needs, and balance sheet requirements. There can be no assurance that if the Company attempts to raise additional capital, it will be successful in doing so on terms acceptable to the Company, or at all. Further there can be no assurance that it will be able to gain access and/or be able to execute on securing new sources of funding, new development opportunities, successfully obtain regulatory approvals for and commercialize new products, achieve significant product revenues from its products, or achieve or sustain profitability in the future.

2.	Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows in thousand:

	June 30,
	2018	2017
Cash and cash equivalents	$16,197	$21,159
Restricted cash	35	35

	$16,232	$21,194

Restricted Cash

The Company’s restricted cash consists of funds set aside by a contractual pledge and security agreement with a bank whereby $35,000 is held as a security for corporate purchasing cards.

Marketable Securities

The Company classifies its investments in marketable securities as available-for sale. Investments with original maturities between three and twelve (12) months are considered short-term investments. Investments with original maturities greater than 12 months are considered long-term investments. The Company’s investments that are classified as available-for-sale are recorded at fair value based upon quoted market prices at period end. Unrealized gains and losses are recorded in earnings. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold.

Fair Value Instruments

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

The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term notes payable approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short.

Revenue

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. In accordance with ASC Topic 606, the Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements that the Company deems are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) calculate transfer price; (iv) allocate the transaction price to the performance obligation in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Deferred Revenue

Deferred revenue consists of amounts related to fees resulting from feasibility research projects received prior to satisfying the revenue recognition criteria (see, Revenue) and are recognized as deferred revenue in our balance sheet. Amounts are recognized as revenue upon satisfaction of the performance obligation as prescribed under ASC Topic 606.

Research and Development Expenses

Research and development costs are charged to expense as incurred and consist of costs related to (i) furthering the Company’s research and development efforts, and (ii) designing and manufacturing products that incorporate the Company’s ADAM technology for the Company’s clinical and nonclinical studies.

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive common stock equivalents. Diluted earnings per common share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock are considered potentially dilutive common stock equivalents. For the six months ended June 30, 2018 and 2017, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported. The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	June 30,
	2018	2017
Warrants to purchase common stock	199,524	347,311
Options to purchase common stock	1,186,318	109,173

	1,385,842	456,484

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting which aligned certain aspects of share-based payments accounting between employees and non-employees. Specifically nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied and an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating ASU 2018-07 to determine the impact to its condensed financial statements and related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815), (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, which allows for the exclusion of a down round feature, when evaluating whether or not an instrument or embedded feature requires derivative classification. ASU No. 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2017-11 to determine the impact to its condensed financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down. ASU 2016-13 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for those fiscal years beginning after December 15, 2018. Adoption of ASU 2016-13 is not expected to have a significant impact in the Company’s financial statements and disclosures.

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

3.	Cash, Cash Equivalents and Investments in Marketable Securities

As June 30, 2018 and December 31, 2017, cash, cash equivalent, and investments in marketable securities, comprised of funds in depository, money market accounts, U.S. treasury securities, commercial paper, and corporate bonds. The Company classifies all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The following table presents cash equivalents and investments carried at fair value in accordance with the fair value hierarchy defined in Note 2.

		Fair Value Measurements
		Quoted prices in active market Level I	Significant other observable inputs Level II	Significant unobservable inputs Level III
	(unaudited; in thousands)
As of June 30, 2018:
Cash and restricted cash, included in cash equivalents (1)	$1,893

	Total
Money market funds, included in cash equivalents	5,109	5,109	—	—
Commercial paper, included in cash equivalents	5,733	—	5,733	—
U.S. treasuries, included in cash equivalents	1,000	1,000	—	—
U.S. government agencies, included in cash equivalents	2,497	—	2,497	—
Commercial paper	5,205	—	5,205	—
Corporate notes and bonds	6,482	—	6,482	—
U.S. treasuries	9,754	9,754	—	—

Total	$35,780	$15,863	$19,917	—

As of December 31, 2017:
Cash and restricted cash, included in cash equivalents (1)	$4,587

	Total
Money market funds, included in cash equivalents	6,414	6,414	—	—
U.S. government agencies, included in cash equivalents	650	—	650	—

Total	$7,064	$6,414	$650	—

(1)	Not subject to leveling

As of June 30, 2018 and December 31, 2017 available-for-sale investments are detailed as follows:

	June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited; in thousands)
Commercial paper	$10,943	—	(5)	$10,938
Corporate notes and bonds	6,489	—	(7)	6,482
U.S. Treasuries	10,756	—	(2)	10,754
U.S. Government agencies	2,497	—	—	2,497

	$30,685	$—	$(14)	$30,671

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency bonds	$650	—	—	$650

	$650	$—	$—	$650

4.	Property and Equipment

The following summarizes the Company’s property and equipment for each of the periods presented:

	June 30, 2018	December 31, 2017
	(unaudited; in thousands)
Laboratory and office equipment	$1,343	$1,159
Manufacturing equipment	10,423	10,387
Computer equipment and software	223	209
Leasehold improvements	16,460	15,660
Construction in progress	3,637	2,351

	32,086	29,766
Less: accumulated depreciation	(25,954)	(25,614)

	$6,132	$4,152

Depreciation and amortization expense was approximately $0.2 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense was $0.4 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.

5.	Debt Financing

Senior Secured Term Loan with Hercules

The Company entered into a loan and security agreement with Hercules Capital Inc, (“Hercules”). Hercules provided the Company a $15 million loan (“Hercules Term Loan”) of which equal installment payments of principal and interest are due monthly, with all outstanding amounts due and payable on December 1, 2018. The Hercules Term Loan bears interest at a variable rate equal to the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. The interest rate on the Hercules Term Loan was 7.95% as of June 30, 2018 and December 31, 2017. On June 1, 2017, the Company paid a $100,000 legacy end of term charge and is required to pay a $351,135 end of term charge on the earlier of loan maturity or at the date the Company prepays the Hercules Term Loan. The Company may prepay all, but not less than all, of the Hercules Term Loan with no prepayment charge. The Hercules Term Loan is secured by a first priority security interest and lien in and to all of the Company’s tangible and intangible properties and assets, including intellectual properties.

The following is a summary of the Company’s debt, net of unamortized debt discount and issuance costs for the periods presented:

	June 30,	December 31,
	2018	2017
	(unaudited; in thousands)
Principal amount	$3,233	$6,316
Less: unamortized debt issuance costs	(2)	(10)
unamortized fair value of free standing warrant	(4)	(18)
Plus: unamortized fair value debt premium	8	35
accrued terminal interest	344	320
accrued interest	21	44

Secured promissory note, net of unamortized debt issuance cost and premium, current	$3,600	$6,687

For the three and six months ended June 30, 2018, the Company recorded total interest expense of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2017, the Company recorded interest expense of $0.2 million and $0.5 million, respectively, related to the Hercules Term Loan.

6.	Commitments and Contingencies

The Company is not party to any material pending legal proceedings. However, the Company may from time to time become involved in litigation relating to claims arising in the ordinary course of business.

Operating lease

The Company has an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings and related party, for its office, research and development, and manufacturing facilities in Fremont, California. On June 6, 2017, the Company entered into the seventh amendment to the existing lease (“Seventh Amendment”), effective as of May 30, 2017. The Company entered into the eighth amendment to the existing lease (“Eight Amendment”), effective as of May 30, 2018.

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

The Eighth Amendment extended the deadline for the Company to cause certain tenant improvements to be completed at the landlord’s expense from May 30, 2018 to September 30, 2018. No change to the financial statements resulted from the terms of the Eighth Amendment. For the three and six months ended June 30, 2018, the Company recorded rental expense under the related party operating lease of $0.4 million and $0.8 million, respectively. For the three and six months ended June 30, 2017, the Company recorded rental expense under the related party operating lease of $0.2 million and $0.4 million, respectively.

As of June 30, 2018, future minimum payments under the Company’s non-cancelable related party operating lease for each year ending December 31 are as follows:

Total
(unaudited; in thousands)
Remaining of 2018	$833
2019	1,754
2020	1,807
2021	1,861
2022	1,914
2023 and thereafter	3,310

$11,479

Severance obligations

The Company has entered into employment agreements with some of its executive officers. Generally, the terms of these agreements provide that, if the Company terminates the officer other than for cause, death, or disability, or if the officer terminates his or her employment with the Company for good cause, the officer shall be entitled to receive certain severance compensation and benefits as described in each such agreement.

On May 15, 2018, Georgia Erbez resigned as Chief Business Officer and Chief Financial Officer. Pursuant to the terms of a Separation Agreement entered into May 10, 2018, the Company agreed to pay severance totaling approximately $201,000, including base salary and benefit continuation coverage, for the six months following the separation date. Accordingly, as of June 30, 2018, the Company has approximately $152,000 of remaining severance related to this arrangement accrued and unpaid. In addition, 25% of the unvested portion of Ms. Erbez’ equity awards at the time of her resignation were accelerated. Her vested options remain exercisable for a period of eighteen months following her resignation.

On May 8, 2017, Konstantinos Alataris resigned as President and Chief Executive Officer. Pursuant to the terms of a Separation Agreement, the Company agreed to pay severance totaling approximately $252,000, including base salary and benefit continuation coverage, for six months following the separation date. As of June 30, 2018, the Company had no severance due to Dr. Alataris related to his separation agreement.

Other commitments

As of June 30, 2018, the Company has an equipment purchase commitment related to its pre-commercialization manufacturing activities aggregating approximately $12.2 million. The terms of the purchase commitment are contingent upon performance of certain milestones.

7.	Stockholders’ Equity

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

Under the terms and subject to the conditions of the Equity Line of Credit, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $35.0 million worth of shares of the Company’s common stock. The Company’s board of directors reserved 392,104 shares for issuance pursuant to the Equity Line of Credit (inclusive of commitment shares). On October 20, 2017, the Company issued 11,375 shares of its common stock, as initial commitment shares, to Lincoln Park with a fair value of $15.30 which was recorded as deferred financing costs and is included within other current assets in the accompanying balance sheet as of June 30, 2018. The deferred financing costs are amortized as interest expense using the effective interest rate method over the term of the Equity Line of Credit as there is no guaranty that additional shares will be sold under the Equity Line of Credit. Additionally, the Company will issue, pro rata, up to an additional 11,375 shares of its common stock as additional commitment shares to Lincoln Park in connection with any additional purchases. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 30-month period that commenced on November 21, 2017, the date that the registration statement was declared effective by the SEC, and the other conditions of the Equity Line of Credit were satisfied. No sales of common stock have been made under the Lincoln Park purchase agreement as of June 30, 2018.

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

Public Offering – April 2018

On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. We received gross proceeds of $50.0 million and approximately $45.6 million of net proceeds from this offering. The offering was made by the Company pursuant to a registration statement on Form S-1 previously filed with the SEC on December 22, 2017, as amended and declared effective by the SEC on March 28, 2018.

Warrants

Below is a table summarizing the warrants issued and outstanding for each of the periods presented:

	Warrants Outstanding as of As of December 31, 2017	Warrants Exercised	Warrants Expired	Warrants Outstanding As of June 30, 2018	Exercise Price	Expiration Date

PIPE Financing - Series B	195,906	—	—	195,906	$31.00	8/19/2021
Hercules - June 2014	1,583	—	—	1,583	$176.80	1/27/2020
Hercules - June 2015	2,035	—	—	2,035	$147.40	6/23/2020

Total	199,524	—	—	199,524

As of June 30, 2018, the Company had 199,524 warrants outstanding classified as equity warrants. Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provisions.

8.	Stock-Based Compensation

The Amended and Restated 2014 Equity and Incentive Plan

The Amended and Restated 2014 Equity and Incentive Plan (the “2014 Plan”) provides for the issuance of (i) cash awards and (ii) equity-based awards, denominated in shares of the Company’s common stock, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. As of June 30, 2018, the Company had reserved 1,348,173 shares of our common stock for issuance under our 2014 Plan, subject to automatic annual increases as set forth in the plan. Options and awards under the 2014 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions and the right of repurchase by the Company on unvested shares as determined by our board of directors. As of June 30, 2018, the Company had 179,475 shares available for grant under the 2014 Plan. For the six months ended June 30, 2018, the Company granted 131,000 stock option awards to non-employee Directors.

The following table summarizes option and award activity, excluding inducement grants, for the six months ended June 30, 2018 (unaudited):

				Weighted-
			Weighted-	Average
			Average	Remaining
	Shares	Outstanding	Exercise	Contractual	Aggregate
	Available for	Number	Price per	Term	Intrinsic
	Grant	of Shares	Share	(In Years)	Value
Balance at December 31, 2017	29,571	99,029	$25.33
Additional shares reserved	1,225,223	—	$—
Options granted	(1,079,700)	1,079,700	$4.28
Options cancelled/forfeited/expired	6,248	(6,248)	$23.03
Shares expired under 2012 Plan	(1,867)	—	$—

Balance at June 30, 2018	179,475	1,172,481	$5.96	9.67	$—

Exercisable at June 30, 2018		81,371	$18.34	8.73	$—

Vested or expected to vest at June 30, 2018		1,060,324	$6.09	9.66	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at June 30, 2018.

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

		Weighted-	Remaining
	Outstanding	Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price per Share	(In Years)	Value
Balance at December 31, 2017	19,350	$19.12
Options granted	—	$—
Options cancelled/forfeited/expired	(5,513)	$15.40

Balance at June 30, 2018	13,837	$20.60	5.02	$—

Exercisable at June 30, 2018	9,165	$17.78	3.07	$—

Vested or expected to vest at June 30, 2018	13,430	$20.43	4.91	$—

The following summarizes the composition of stock options outstanding and exercisable within the approved stock options plans, which excludes inducement grants, as of June 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (in years)	Price	Shares	Price
$4.24 - $4.24	946,064	9.79	$4.24	39,504	$4.24
$4.24 - $146.60	224,767	9.21	$11.87	40,587	$26.79
$181.00 - $181.00	100	6.81	$181.00	83	$181.00
$182.60 - $182.60	150	6.82	$182.60	118	$182.60
$185.80 - $185.80	1,400	6.89	$185.80	1,079	$185.80

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited; in thousands)		(unaudited; in thousands)
Research and development	$142	$76	$209	$137
General and administrative	188	107	260	279

	$330	$183	$469	$416

As of June 30, 2018, the Company had $3.8 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.7 years.

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

The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.74% - 3.11%	1.90%	2.74% - 3.11%	1.90% - 2.13%
Expected volatility	89%	89%	89%	89%
Expected term (years)	6.08	6.08	6.08	6.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

ADAM™ is our proprietary, investigational technology platform designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. ADAM™ consists of an array of drug-coated titanium microprojections mounted on an adhesive backing that is pressed on to the skin using a reusable handheld applicator. The microprojections penetrate the stratum corneum, the outermost layer of skin of the epidermis, and allow the drug to be absorbed into very small blood vessels, microcapillaries, that connect to the larger blood vessels that transport the drug to the systemic circulation. We focus on developing products based on our ADAM™ technology for indications in which rapid onset, ease of use and stability offer significant therapeutic and practical advantages, for markets where there is a need for more effective therapies.

Our development efforts are focused on our product candidate, M207. M207 is our proprietary formulation of zolmitriptan delivered utilizing our ADAM™ technology. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of M207 is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding the gastrointestinal tract. The United States Food and Drug Administration, or FDA, has indicated that one positive pivotal efficacy study, in addition to the required safety study, would be sufficient for approval of M207 for the treatment of migraine.

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

M207 Clinical Trial and Long-Term Safety Study

In November 2017, we announced the initiation of our long-term safety study for M207 as an acute treatment for migraine, with the enrollment of the first subject in the study. M207-ADAM is an open label study evaluating the safety of the 3.8 mg dose of zolmitriptan in migraine subjects who have historically experienced at least two migraines per month. Subjects are expected to treat a minimum of two migraines per month on average, with no maximum treatment limits. The study will evaluate at least 150 subjects for six months, and 50 subjects for a year at 31 sites in the U.S. The study is open-label, with investigator visits at months one, two, three, six, nine and twelve. The primary objective of our long-term safety study is to assess the safety of M207 during repeated use over six and twelve months. Other endpoints are electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response.

In March 2018, we announced that the 100th subject had enrolled and received M207 in the long-term safety study. As of June 2018, 344 subjects have qualified and received study drug. Study subjects have treated more than 2,500 migraines since study initiation. We expect clinical completion by March 2019, when at least 50 of these subjects will complete one year in the study and have treated at least two migraines per month. As of the date of this filing, we have begun manufacturing of our registration batches in support of the NDA.

In April 2018, we closed an underwritten public offering pursuant to a registration statement on Form S-1 of 10,000,000 shares of our common stock sold at a price of $5.00 per share. Net proceeds to us, after deducting underwriting discounts, commissions and reimbursable costs of approximately $3.7 million and offering expenses of approximately $0.7 million, were approximately $45.6 million.

We will need additional financing for manufacturing, operations, and commercialization of M207, if approved. While we are pursuing clinical development and regulatory approval of our M207 product candidate through commercialization, we remain open to opportunities with potential strategic partners to ensure our product candidate has the best chance of commercial success.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of our financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. Our management believes judgment is involved in determining revenue recognition, the fair value-based measurement of stock-based compensation, and accruals. Our management evaluates estimates and assumptions as facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from these estimates and assumptions, and those differences could be material to the financial statements. If our assumptions change, we may need to revise our estimates, or take other corrective actions, either of which may also have a material adverse effect on our results of operations, liquidity and financial condition.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the six months ended June 30, 2018, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Financial Operations Overview

As of June 30, 2018, we had an accumulated deficit of $242.9 million. We have incurred significant losses and expect to incur significant losses in the foreseeable future as we advance M207 into later stages of development, and if approved, commercialization. On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. The net proceeds of the offering were approximately $45.6 million. We plan to use the net proceeds from this offering to complete the long-term safety study of M207 and for working capital and general corporate purposes. We believe the completion of this public offering will allow us to continue executing on the timely filing of our NDA for M207, which we expect will occur in the fourth quarter of 2019.

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

Other income and expenses

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our debt and the amortization of debt discount and issuance costs. Interest expense for the six months ended June 30, 2018 reflects accrued and paid interest related to our secured term loan facility (“Hercules Term Loan”) with Hercules Capital, Inc. (“Hercules”), and the related amortization of debt discount and issuance costs.

Other income, net. Other income, net of other expense, consists of certain miscellaneous income or expenses that are not included in other categories of the condensed statements of operations. (See explanations under the subheading, Results of Operations).

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

Research and development expenses

	Three months ended June 30,		Change
	2018	2017	Amount	%
	(In thousands)
Research and development	$6,533	$4,363	$2,170	50%

Research and development expenses increased approximately $2.2 million, or 50%, for the three months ended June 30, 2018, as compared to the same period in 2017. The increase in research and development expense was primarily attributable to an increase in clinical trial costs of $1.8 million related to the M207 long-term safety study and to an additional increase of $0.3 million in costs for clinical supplies for materials to support production of registration batches.

General and administrative expenses

	Three months ended June 30,		Change
	2018	2017	Amount	%
	(In thousands)
General and administrative	$2,272	$2,188	$84	4%

General and administrative expenses increased approximately $0.1 million, or 4%, for the three months ended June 30, 2018 as compared to the same period in 2017. Increases in expenses were primarily due to increase in rent for our corporate headquarters.

Other income (expenses)

	Three months ended June 30,		Change
	2018	2017	Amount	%
	(In thousands)
Interest expense, net	$(33)	$(207)	$174	84%
Other income, net	16	12	4	(33%)

Interest expense, net decreased approximately $0.2 million, or 84%, for the three months ended June 30, 2018, as compared to the same period in 2017. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the three months ended June 30, 2018 as compared to the same period in 2017.

Comparison of the six months ended June 30, 2018 and 2017

Research and development expenses

	Six months ended June 30,		Change
	2018	2017	Amount	%
	(In thousands)
Research and development	$12,339	$8,989	$3,350	37%

Research and development expenses increased approximately $3.3 million, or 37%, for the six months ended June 30, 2018, as compared to the same period in 2017. The increase in research and development expense was primarily attributable to an increase in clinical trial costs of $2.6 million related to the long-term safety study and to an additional increase $0.7 million attributed to an increase related to the production of our registration batches.

General and administrative expenses

	Six months ended June 30,		Change
	2018	2017	Amount	%
	(In thousands)
General and administrative	$4,532	$4,310	$222	5%

General and administrative expenses increased approximately $0.2 million or 5% for the six months ended June 30, 2018 as compared to the same period in 2017. Increases in expenses were primarily due to increase in building rent and franchise taxes.

Other income (expenses)

	Six months ended June 30,		Change
	2018	2017	Amount	%
	(In thousands)
Interest expense, net	$(174)	$(454)	$280	62%
Other income, net	17	10	7	(70%)

Interest expense, net decreased approximately $0.3 million, or 62%, for the six months ended June 30, 2018, as compared to the same period in 2017. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the six months ended June 30, 2018 as compared to the same period in 2017.

Liquidity and Capital Resources

Since our inception in October 2006, we have funded our operations primarily through a combination of equity offerings, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from our license and collaboration agreements. We have incurred recurring operating losses and negative cash flows from operating activities since inception, and as of June 30, 2018, had an accumulated deficit of $242.9 million. We expect to incur additional losses in the future to conduct research and development of our M207 product candidate and to conduct pre-commercialization manufacturing activities. As of June 30, 2018, we had approximately $37.6 million in cash, cash equivalents, and investments.

On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. The Company received gross proceeds of $50.0 million and approximately $45.6 million of net proceeds from the offering and plans to use the net proceeds from the offering to complete the long-term safety study of M207, and for working capital and general corporate purposes. As of June 30, 2018, the Company has an equipment purchase commitment related to its pre-commercialization activities aggregating approximately $12.2 million. Upon execution of the purchase order, the Company made an initial payment of $1.5 million which was recorded in construction-in-progress. The terms of the purchase commitment are contingent upon performance of certain milestones.

The Company believes the completion of the public offering will allow it to continue executing on the timely filing of its NDA for M207, which it expects will occur in the fourth quarter of 2019. We expect cash and cash equivalents and investments will be sufficient to enable us to fund our anticipated level of operations based on our current operating plans beyond twelve months following the date of issuance of this Quarterly Report on From 10-Q.

On October 20, 2017, we entered into a purchase agreement (“Lincoln Park Purchase Agreement”) with Lincoln Park Capital, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. See Note 7 to the accompanying condensed financial statements for additional information on the Lincoln Park Purchase Agreement. No sales of common stock have been made under the Lincoln Park purchase agreement as of June 30, 2018.

The Company has financed its operations primarily through the sale of equity securities, debt financing and payments received under licensing and collaboration agreements with pharmaceutical companies. To date, none of the Company’s product candidates have been approved by the FDA for sale. The Company will continue to require additional financing to develop its product candidate, develop additional product candidates and fund operating losses. Management intends to seek capital to support the Company’s initiatives through equity or debt financing, collaboration or other arrangements with corporate partners, and/or other sources of financing. Management plans to meet its operating cash flow requirements include financing activities such as public or private offerings of its common stock, and/or preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate resources. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all.

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

The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(14,128)	$(14,125)
Investing activities	(23,846)	(7,674)
Financing activities	42,520	27,955

Net increase in cash and cash equivalents	$4,546	$6,156

Operating Cash Flow: Net cash used in operating activities was approximately $14.1 million for the six months ended June 30, 2018 and 2017. Net cash used during the first six months of 2018 was primarily due to clinical trial costs for the M207 long-term safety study production and support, in addition to other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used during the first six months of 2017 was primarily due to the closing costs of the ZOTRIP study and professional fees and administrative expenses incurred in the course of our continuing operations.

Investing Cash Flow: Net cash used in investing activities was approximately $23.8 million and $7.7 million for the six months ending June 30, 2018 and 2017, respectively. Net cash used in investing activities during the first six months of 2018 was primarily the result of the purchase of certain marketable securities. Net cash used in investing activities during the first six months of 2017 was primarily due to the purchase of investments in marketable securities.

Financing Cash Flow: Net cash provided by financing activities was approximately $42.5 million and $28.0 million for the six months ended June 30, 2018 and 2017, respectively. Net cash provided by financing activities for the first six months of 2018 was primarily due to proceeds from a registered public offering of $45.6, net of underwriter’s discounts, commissions, and offering expenses. Net cash generated by financing activities for the first six months of 2017 was primarily due to proceeds from a registered public offering of $26.6 million, net of underwriter’s discounts, commissions, and offering expenses and to warrant exercises to purchase 136,301 shares common stock for proceeds of $4.0 million. The increase was partially offset by payments on the Hercules Term Loan of approximately $2.8 million.

Contractual Obligations and Commitments

Our primary contractual obligations as of June 30, 2018, consist of operating leases of approximately $11.5 million and short-term debt obligations of approximately $3.6 million (including end of term payments and periodic interest payments). Operating leases represent our future minimum rental commitments under our operating leases through August 2024. See Note 6 to the accompanying condensed financial statements for a discussion of the related party operating lease for our headquarters. Debt obligations include the Hercules Term Loan, maturing in December 2018. See Note 5 to the accompanying condensed financial statements for a discussion of the Hercules Term Loan. As of June 30, 2018, the Company has an equipment purchase commitment related to its pre-commercialization activities aggregating approximately $12.2 million. Upon execution of the purchase order, the Company made an initial payment of $1.5 million which was recorded in construction-in-progress. The terms of the purchase commitment are contingent upon performance of certain milestones.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed financial statements for the Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in short-term marketable securities. We had cash and cash equivalents of $16.2 million as of June 30, 2018, which consisted of bank deposits and money market funds.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is currently our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018, identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the six months ended June 30, 2018. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our common stock could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Description

10.1	Separation Agreement, dated May 10, 2018, between Zosano Pharma Corporation and Georgia Erbez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2018).

10.2	Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan, as amended on May 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 5, 2018).

10.3	Employment Letter Agreement, dated as of June 7, 2018 between Zosano Pharma Corporation and John Walker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2018).

10.4†	Eighth Amendment to Lease entered into as of May 30, 2018 by and between Zosano Pharma Corporation and BMR-34790 Ardentech Court LP.

10.5	Purchase Order by and between Zosano Pharma Corporation and Harro Hoflinger Packaging System (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August, 6, 2018)

31.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
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

Dated: August 9, 2018	Zosano Pharma Corporation (Registrant)

/s/ John Walker
John Walker
Chief Executive Officer