Form 10-Q
period 2018-09-30
Zosano Pharma Corp
filed 2018-11-15
CIK 1587221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2018, the registrant had a total of 11,973,039 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation

Quarterly Report on Form 10-Q

ZOSANO PHARMA CORPORATION

CONDENSED BALANCE SHEETS

(in thousands, except par value and share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,962	$11,651
Short-term investments in marketable securities	17,514	—
Prepaid expenses and other current assets	1,069	1,742

Total current assets	30,545	13,393
Restricted cash	35	35
Property and equipment, net	7,620	4,152
Other long-term assets	655	420

Total assets	$38,855	$18,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,205	$1,511
Accrued compensation	1,733	1,571
Secured promissory note (including accrued interest), net of issuance costs, current portion	—	6,687
Build-to-suit obligation, current portion	1,336	—
Other accrued liabilities	1,388	688

Total current liabilities	5,662	10,457
Deferred rent	1,428	495
Build-to-suit obligation, long-term portion, net of debt discount	3,265	—

Total liabilities	10,355	10,952

Commitments and contingencies (note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 250,000,000 and 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; 11,973,039 and 1,973,039 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	—
Additional paid-in capital	279,584	232,922
Accumulated deficit	(251,085)	(225,874)

Stockholders’ equity	28,500	7,048

Total liabilities and stockholders’ equity	$38,855	$18,000

The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,899	5,683	18,238	14,672
General and administrative	2,353	2,036	6,887	6,346

Total operating expenses	8,252	7,719	25,125	21,018

Loss from operations	(8,252)	(7,719)	(25,125)	(21,018)
Other income (expense):
Interest income (expense), net	74	(154)	(99)	(608)
Other income, net	9	—	13	10

Loss before provision for income taxes	(8,169)	(7,873)	(25,211)	(21,616)
Provision for income taxes	—	—	—	—

Net loss	(8,169)	(7,873)	(25,211)	(21,616)

Net loss per common share – basic and diluted	$(0.68)	$(0.20)	$(2.93)	$(0.66)

Weighted-average shares used in computing net loss per common share – basic and diluted	11,973	39,228	8,603	32,991

The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(25,211)	$(21,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	614	1,902
Stock-based compensation	815	562
Gain on sale of equipment	—	(13)
Amortization of debt discount/accretion of premium	4	—
Accretion of interest	(535)	44
Deferred rent	1,026	271
Change in operating assets and liabilities:
Interest receivable	55	—
Prepaid expenses and other assets	307	(1,325)
Accounts payable	(306)	(370)
Accrued compensation and other accrued liabilities	861	(410)

Net cash used in operating activities	(22,370)	(20,955)

Cash flows from investing activities:
Purchases of property and equipment	(4,082)	(709)
Proceeds from sales of property and equipment	—	22
Purchases of marketable securities	(46,700)	(8,280)
Proceeds from maturities of marketable securities	29,255	1,720

Net cash used in investing activities	(21,527)	(7,247)

Cash flows from financing activities:
Proceeds from public offering of securities, net of offering costs	45,604	26,623
Proceeds from exercise of warrants and issuance of common stock	—	4,041
Payment of loan principal	(6,316)	(4,310)
Proceeds from exercise of stock options and issuance of common stock	—	137
Proceeds from build-to-suit obligation	5,000	—
Payment of build-to-suit obligation	(80)	—

Net cash provided by financing activities	44,208	26,491

Net increase (decrease) in cash and cash equivalents	311	(1,711)
Cash, cash equivalents and restricted cash at beginning of period	11,686	15,038

Cash, cash equivalents and restricted cash at end of period	$11,997	$13,327

Supplemental cash flow information:
Interest paid	$257	$718
Acquisition of property and equipment under accounts payable	$—	$45

The accompanying notes are an integral part of these condensed financial statements.

Zosano Pharma Corporation

Notes to Condensed Financial Statements

September 30, 2018

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

Basis of Presentation

The condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2018.

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

Liquidity and Substantial Doubt in Going Concern

Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of September 30, 2018, had an accumulated deficit of $251.1 million. As of September 30, 2018, the Company had approximately $29.5 million in cash, cash equivalents and short-term investments. Presently, the Company does not have sufficient cash, cash equivalents and short-term investments to enable it to fund the anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

There are no assurances that additional funding will be achieved and that the Company will succeed in its future operations. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and it may have to cease operations.

In October 2017, the Company entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over a 30-month period that commenced on November 21, 2017. No sales of common stock have been made under the Lincoln Park Purchase Agreement as of September 30, 2018. See Note 7 to the accompanying condensed financial statements for additional information on the Lincoln Park Purchase Agreement.

In April 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. The Company received gross proceeds of $50.0 million and approximately $45.6 million of net proceeds from the offering and is using the net proceeds from the offering to fund the long-term safety study of M207 and for working capital and general corporate purposes.

In September 2018, the Company entered into an build-to-suit obligation with Trinity Capital Fund III, L.P. (“Trinity”) that provides the Company access to funds in the aggregate principal amount of up to $14 million. The Company drew the first advance of $5 million and may draw up to an additional $9 million, at any time prior to March 30, 2020. See Note 5 for discussion of Trinity Note.

As of September 30, 2018, the Company has an outstanding equipment purchase commitment aggregating approximately $9.2 million. Commitments to other third-party manufacturers and suppliers to conduct pre-commercialization manufacturing activities totaled approximately $4.8 million, which is due in the current fiscal year, and $23.3 million, which is due thereafter. See Note 6.

Historically, the Company’s major sources of cash have comprised of proceeds from various public and private offerings of our common stock, warrant exercises, and debt financings. To date, none of its product candidates have been approved by the United States Food and Drug Administration (“FDA”), for sale. The Company will continue to require additional financing to develop M207 and any additional product candidates that it develops. Management intends to seek capital to support the Company’s initiatives through equity or debt financing, collaboration or other arrangements with corporate partners, and/or other sources of financing. Management’s plans to meet its operating cash flow requirements include financing activities such as public or private offerings of its common stock, and/or preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate partners. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all.

The Company will continue to evaluate its timelines, strategic needs, and working capital requirements. There can be no assurance that if the Company attempts to raise additional capital, it will be successful in doing so on terms acceptable to the Company, or at all. Further, there can be no assurance that it will be able to gain access and/or be able to execute on securing new sources of funding, new development opportunities, successfully obtain regulatory approvals for and commercialize new products, achieve significant product revenues from its products (if approved), or achieve or sustain profitability in the future.

2.	Summary of Significant Accounting Policies

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, as compared to the significant accounting policies described in Note 2 of the “Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash and Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows (in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$11,962	$13,292
Restricted cash	35	35

	$11,997	$13,327

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents.

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

Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive common stock equivalents. Diluted earnings per common share is computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, warrants and options to purchase common stock are considered potentially dilutive common stock equivalents. For the nine months ended September 30, 2018 and 2017, diluted net loss per common share was the same as basic net loss per common share since the effect of inclusion of potentially dilutive common stock equivalents would have an antidilutive effect due to the loss reported. The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	September 30,
	2018	2017
Warrants to purchase common stock	274,524	199,524
Options to purchase common stock	1,189,317	90,358

	1,463,841	289,882

Recent Accounting Pronouncements

In August 2018, the U.S Securities and Exchange Commission, (the “SEC”), adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance for each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company plans to apply the new guidance to its condensed financial statements during the first quarter of 2019.

In August 2018, the FASB issued ASU 2018-15, Intangible – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating ASU 2018-15 to determine the impact to its condensed financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating ASU 2018-13 to determine the impact to its condensed financial statements and disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting which aligned certain aspects of share-based payments accounting between employees and non-employees. Specifically, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied and an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating ASU 2018-07 to determine the impact to its condensed financial statements and related disclosures.

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

In February 2016, the FASB issued authoritative guidance under ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. While the Company continues to evaluate the effect of adoption on its financial statements, the Company expects the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on the balance sheet.

3.	Cash, Cash Equivalents and Investments in Marketable Securities

As September 30, 2018 and December 31, 2017, cash, cash equivalent, and investments in marketable securities, comprised of funds in depository, money market accounts, U.S. treasury securities, commercial paper, and corporate bonds. The Company classifies all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. The following table presents cash equivalents and investments carried at fair value as of September 30, 2018 and December 31, 2017 in accordance with the fair value hierarchy defined in Note 2.

		Fair Value Measurements
		Quoted prices in active market Level I	Significant other observable inputs Level II	Significant unobservable inputs Level III
	(unaudited; in thousands)
As of September 30, 2018:
Cash and restricted cash	$3,238

	Total
Money market funds, included in cash equivalents	8,759	8,759	—	—
Commercial paper	3,237	—	3,237	—
Corporate notes and bonds	6,491	—	6,491	—
U.S. treasuries	7,786	7,786	—	—

Total	$26,273	$16,545	$9,728	$—

		Quoted prices in active market Level I	Significant other observable inputs Level II	Significant unobservable inputs Level III
As of December 31, 2017:
Cash and restricted cash	$4,587

	Total
Money market funds, included in cash equivalents	6,414	6,414	—	—
U.S. government agencies, included in cash equivalents	650	—	650	—

Total	$7,064	$6,414	$650	—

	September 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited; in thousands)
Commercial paper	$3,237	$—	$—	$3,237
Corporate notes and bonds	6,494	—	(3)	6,491
U.S. Treasuries	7,787	—	(1)	7,786

	$17,518	$—	$(4)	$17,514

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. government agency bonds	$650	$—	$—	$650

	$650	$—	$—	$650

4.	Property and Equipment

The following summarizes the Company’s property and equipment for each of the periods presented:

	September 30, 2018	December 31, 2017
	(unaudited; in thousands)	(in thousands)
Laboratory and office equipment	$1,379	$1,159
Manufacturing equipment	10,423	10,387
Computer equipment and software	223	209
Leasehold improvements	16,460	15,660
Construction in progress	5,312	2,351

	33,797	29,766
Less: accumulated depreciation	(26,177)	(25,614)

	$7,620	$4,152

Depreciation and amortization expense was approximately $0.2 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense was $0.6 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.

5.	Debt Financing

Build-to-Suit Obligation with Trinity

In September 2018, the Company entered into a build-to-suit arrangement with, Trinity Capital Fund III, L.P., (“Trinity”) with a maximum funding from Trinity of $14 million. The Company is considered the deemed owner of the asset under construction, and as a result, the Company recorded the cost of the asset under construction as construction in progress which is included as a component of Property and Equipment and a corresponding payable to Trinity on the accompanying unaudited condensed balance sheet for the amount of approximately $2 million as of September 30, 2018. Upon completion of construction, the Company will apply sale-and-leaseback accounting to determine whether it can derecognize the project.

As of September 30, 2018, the Company had taken a single drawdown of $5 million on the build-to-suit arrangement, of which approximately $2 million was incurred for the cost of asset under construction and approximately $2 million to pay off an existing loan with Hercules loan (see below). Each drawdown is accounted for as a separate funding under the build-to-suit arrangement, with each drawdown having a term of thirty-six months. In September 2018, the Company paid interim rent of $80,000 and a security deposit of $160,000. Under the terms of the master lease agreement, the Company will pay subsequent monthly rent payments of $160,000 starting October 2018.

Additional drawdowns, up to an additional $9 million, can be drawn at the Company’s option at any time, subject to Trinity’s approval, until expiration of the build-to-suit arrangement on March 30, 2020. Upon expiration of the build-to-suit arrangement in March 2020, title to the manufacturing equipment system will transfer to Trinity Capital. The Company has the option, as of the end of the thirty-six month term of the Company’s final drawdown (which could be up to 36 months after March 30, 2020 if the final drawdown is taken on March 30, 2020), to (i) extend the lease term for an additional three months, with the option to purchase the equipment at 4% of equipment cost following the end of such extended term, or (ii) purchase the equipment at 12% of equipment cost. It is the Company’s intention to exercise one of the aforementioned options in order to take title to the equipment.

Upon expiration of the agreement on March 30, 2020, the Company must pay Trinity a non-utilization fee equal to 3% of any unused portion of the $14 million. The Company has granted Trinity first priority liens and security interests in substantially all of the Company’s assets as collateral.

In connection with the build-to-suit arrangement, the Company issued a warrant (“Trinity Warrant”) for a total of 75,000 shares of common stock at an exercise price of $3.5928 per share. The Trinity Warrant will expire on September 25, 2025. Proceeds allocated to the Trinity Warrant based on its relative fair value approximated $244,000 was recorded as a discount and will amortize over 36 months. There has been no amortization expense recorded for the period ending September 30, 2018 on the build-to-suit arrangement. In addition, the Company incurred debt issuance costs of $75,400 in connection with the build-to-suit arrangement with Trinity. These deferred financing fees are being amortized as interest expense using the effective interest method.

Senior Secured Term Loan with Hercules

In June 2014, the Company entered into a loan and security agreement with Hercules Capital Inc. (“Hercules”). Hercules provided the Company a $15 million loan (“Hercules Term Loan”) of which equal installment payments of principal and interest were due monthly, with the schedule maturity date of December 1, 2018. The Hercules Term Loan bore interest at a variable rate equal to the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. The interest rate on the Hercules Term Loan was 7.95% as of December 31, 2017. On June 1, 2017, the Company paid a $100,000 legacy end of term charge. On September 25, 2018, the Company paid all its outstanding obligations under the Hercules Term Loan, including an end of term charge of $351,135.

For the three and nine months ended September 30, 2018, the Company recorded total interest expense of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded interest expense of $0.2 million and $0.7 million, respectively, related to the Hercules Term Loan. The outstanding obligation under the Hercules Term Loan was paid in full in September 2018.

6.	Commitments and Contingencies

Litigation

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

The Eighth Amendment extended the deadline for the Company to cause certain tenant improvements to be completed at the landlord’s expense from May 30, 2018 to September 30, 2018. No change to the financial statements resulted from the terms of the Eighth Amendment. For the three and nine months ended September 30, 2018, the Company recorded rental expense under the related party operating lease of $0.4 million and $1.2 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded rental expense under the related party operating lease of $0.4 million and $0.8 million, respectively.

As of September 30, 2018, future minimum payments under the Company’s non-cancelable related party operating lease for each year ending December 31 are as follows:

Total
(unaudited; in thousands)
Remaining of 2018	$434
2019	1,754
2020	1,807
2021	1,861
2022	1,914
2023 and thereafter	3,310

$11,080

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

On May 15, 2018, Georgia Erbez resigned as Chief Business Officer and Chief Financial Officer. Pursuant to the terms of a Separation Agreement entered into May 10, 2018, the Company agreed to pay severance totaling approximately $201,000, including base salary and benefit continuation coverage, for the six months following the separation date. Accordingly, as of September 30, 2018, the Company has approximately $55,000 of remaining severance related to this arrangement accrued and unpaid. In addition, 25% of the unvested portion of Ms. Erbez’ equity awards at the time of her resignation were accelerated. Her vested options remain exercisable for a period of eighteen months following her resignation.

On May 8, 2017, Konstantinos Alataris resigned as President and Chief Executive Officer. Pursuant to the terms of a Separation Agreement, the Company agreed to pay severance totaling approximately $252,000, including base salary and benefit continuation coverage, for six months following the separation date. As of September 30, 2018, the Company had no severance due to Dr. Alataris related to his separation agreement.

Equipment Purchase Commitment

In May 2018, the Company entered into a Purchase Order with Harro Hofliger Packaging Systems to purchase a commercial coating and primary packaging machine for the production of its product candidate, M207, for an aggregate purchase price of $12.2 million. The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid over an eighteen-month period. As of September 30, 2018, the Company had made payments totaling $3.0 million which were recorded in construction-in-progress and the total remaining obligation on the equipment purchase commitment was $9.2 million.

Manufacturing and Supply Agreement with Patheon.

In September 2018, the Company entered into a manufacturing and supply agreement with Patheon Manufacturing Services LLC (“Patheon”), for Patheon to provide services related to the manufacture and commercialization of M207. During the term of the agreement, Patheon will provide manufacturing services to the Company for the manufacturing of M207, including, services related to processing, packaging, labelling and storing of M207, in addition to other services such as stability testing, quality control and assurance and waste disposal.

The Company is required to pay for commercial supply by Patheon in annual base fees in equal monthly installments in the amounts specified in the agreement. In addition, we are required to pay an additional product fee for units in excess of the number of units covered by the base fee at the price per unit provided for in the agreement. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the agreement continues until the seventh anniversary of the date on which we receive NDA approval of M207 in the United States.

The Company may terminate the agreement if M207 is not granted certain regulatory approvals or if such regulatory approval is withdrawn under certain circumstances. The Company or Patheon may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.

Other Commitments

As of September 30, 2018, the Company had $4.8 million of noncancelable purchase commitments due within the current fiscal year and $23.3 million due thereafter, primarily related with third party manufacturers.

7.	Stockholders’ Equity

On January 24, 2018, the Company amended its certificate of incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000 to 250,000,000. On January 25, 2018, the Company effected a 1-for-20 reverse stock split of its outstanding common stock.

Equity Line of Credit

On October 20, 2017, the Company entered into a purchase agreement and a registration rights agreement with an accredited investor, Lincoln Park, providing for the purchase of up to $35.0 million worth of the Company’s common stock over the term of the purchase agreement (the “Equity Line of Credit”).

Under the terms and subject to the conditions of the Equity Line of Credit, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $35.0 million worth of shares of the Company’s common stock. The Company’s board of directors reserved 392,104 shares for issuance pursuant to the Equity Line of Credit (inclusive of commitment shares). On October 20, 2017, the Company issued 11,375 shares of its common stock, as initial commitment shares, to Lincoln Park with a fair value of $15.30 per share which was recorded as deferred financing costs and is included within other current assets in the accompanying balance sheet as of September 30, 2018. The deferred financing costs are amortized as interest expense using the effective interest rate method over the term of the Equity Line of Credit as there is no guaranty that additional shares will be sold under the Equity Line of Credit. Additionally, the Company will issue, pro rata, up to an additional 11,375 shares of its common stock as additional commitment shares to Lincoln Park in connection with any additional purchases. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 30-month period that commenced on November 21, 2017, the date that the registration statement was declared effective by the SEC, and the other conditions of the Equity Line of Credit were satisfied. No sales of common stock have been made under the Lincoln Park purchase agreement as of September 30, 2018.

Public Offering – March 2017

On March 22, 2017, the Company completed a registered public offering of 977,500 shares of common stock at a price of $30.00 per share, which included the exercise in full by the underwriters of their over-allotment option to purchase up to 127,500 additional shares of common stock. The total proceeds from the offering were $26.6 million, net of underwriters’ discounts and commissions and offering expenses.

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

Warrants

Below is a table summarizing the warrants issued and outstanding as of December 31, 2017 and September 30, 2018:

	Warrants Outstanding as of As of December 31, 2017	Warrants Issued	Warrants Exercised	Warrants Expired	Warrants Outstanding As of September 30, 2018	Exercise Price	Expiration Date
PIPE Financing - Series B	195,906	—	—	—	195,906	$31.00	8/19/2021
Hercules - June 2014	1,583	—	—	—	1,583	$176.80	1/27/2020
Hercules - June 2015	2,035	—	—	—	2,035	$147.40	6/23/2020
Trinity - September 2018	—	75,000	—	—	75,000	$3.59	9/25/2025

Total	199,524	75,000	—	—	274,524

As of September 30, 2018, the Company had warrants outstanding to purchase 274,524 shares of common stock classified as equity warrants. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares.

8.	Stock-Based Compensation

The Amended and Restated 2014 Equity and Incentive Plan

The Amended and Restated 2014 Equity and Incentive Plan (the “2014 Plan”) provides for the issuance of (i) cash awards and (ii) equity-based awards, denominated in shares of the Company’s common stock, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. As of September 30, 2018, the Company had reserved 1,348,173 shares of its common stock for issuance under its 2014 Plan, subject to automatic annual increases as set forth in the plan. Options and awards under the 2014 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions and the right of repurchase by the Company on unvested shares as determined by its board of directors. As of September 30, 2018, the Company had 176,476 shares available for grant under the 2014 Plan. During the nine month period ended September 30, 2018, the Company granted stock options to purchase 131,000 shares of common stock to non-employee directors.

The following table summarizes option and award activity, excluding inducement grants, for the nine months ended September 30, 2018 (unaudited):

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	29,571	99,029	$25.33
Additional shares reserved	1,225,223	—	$—
Options granted	(1,089,450)	1,089,450	$4.28
Options cancelled/forfeited/expired	12,999	(12,999)	$13.40
Shares expired under 2012 Plan	(1,867)	—	$—

Balance at September 30, 2018	176,476	1,175,480	$5.95	9.42	$1,170

Exercisable at September 30, 2018		154,081	$12.57	8.90	$—

Vested or expected to vest at September 30, 2018		1,076,786	$6.07	9.41	$1,027

The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at September 30, 2018.

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

		Weighted-	Remaining
	Outstanding	Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price per Share	(In Years)	Value
Balance at December 31, 2017	19,350	$19.12
Options granted	—	$—
Options cancelled/forfeited/expired	(5,513)	$15.40

Balance at September 30, 2018	13,837	$20.60	4.77	$—

Exercisable at September 30, 2018	9,586	$18.14	3.07	$—

Vested or expected to vest at September 30, 2018	13,499	$20.46	4.68	$—

The following summarizes the composition of stock options outstanding and exercisable within the approved stock options plans, which excludes inducement grants, as of September 30, 2018:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Price	Shares	Life (in years)	Price	Shares	Price
$3.97 - $3.97	9,750	9.93	$3.97	—	$—
$4.24 - $4.24	939,533	9.53	$4.24	98,364	$4.24
$4.27 - $181.00	224,647	8.95	$11.94	54,423	$23.52
$182.60 - $182.60	150	6.57	$182.60	128	$182.60
$185.80 - $185.80	1,400	6.64	$185.80	1,166	$185.80

Stock-Based Compensation Expense

Total stock-based compensation expense recognized was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited; in thousands)		(unaudited; in thousands)
Research and development	$160	$61	$369	$198
General and administrative	186	85	446	364

	$346	$146	$815	$562

As of September 30, 2018, the Company had $3.5 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.5 years.

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

The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.80%	1.94%	2.74% - 3.00%	1.90% - 2.13%
Expected volatility	89%	89%	89%	89%
Expected term (years)	6.08	6.08	6.08	6.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray, or ADAM™, technology. In February 2017, we announced positive results from our ZOTRIP pivotal efficacy trial, or ZOTRIP trial, that evaluated M207, which is our proprietary formulation of zolmitriptan delivered via our ADAM™ technology, as an acute treatment for migraine. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, for markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.

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

We have no product sales to date, and we will not have product sales unless and until we receive approval from the FDA or equivalent foreign regulatory bodies, to market and sell M207, or any other product candidate that we develop. Accordingly, our success depends not only on the development, but also on our ability to finance the development of M207, or any other product candidate that we develop. We will require substantial additional funding to complete development and seek regulatory approval for M207, or any other product candidate that we develop. Additionally, we currently have no sales, marketing or distribution capabilities and thus our ability to market our products in the future will depend in part on our ability to develop such capabilities either alone or with collaboration partners.

M207 Long-Term Safety Study

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

In October 2018, we announced that, of the 344 subjects enrolled, more than 150 evaluable subjects have completed their six month visit in the M207-ADAM study. This marked the completion of the first major goal of this study, a defined data set per the protocol in which 150 subjects must treat on average at least two migraines per month for six months and 50 subjects must treat at least two migraines per month for one year. Study subjects have treated more than 4,000 migraines since study initiation. We expect clinical completion by March 2019, when at least 50 of these subjects will complete one year in the study and have treated at least two migraines per month.

As of the date of this filing, we completed the manufacturing of our registration batches in support of the New Drug Application (“NDA”) for M207.

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

There have been no significant and material changes in our critical accounting policies and use of estimates during the nine months ended September 30, 2018, as compared to those disclosed in “Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

Financial Operations Overview

As of September 30, 2018, we had an accumulated deficit of $251.1 million. We have incurred significant losses and expect to incur significant losses in the foreseeable future as we advance M207 into later stages of development, and if approved, commercialization. On April 3, 2018, the Company closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. The net proceeds of the offering were approximately $45.6 million. We are using the net proceeds from this offering to advance the long-term safety study of M207 and for working capital and general corporate purposes.

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

Other income and expenses

Interest expense, net. Interest expense, net of interest income, consists primarily of interest costs related to our debt and the amortization of debt discount and issuance costs. Interest expense for the nine months ended September 30, 2018 reflects accrued and paid interest related to our secured term loan facility (“Hercules Term Loan”) with Hercules Capital, Inc. (“Hercules”), and the related amortization of debt discount and issuance costs.

Other income, net. Other income, net of other expense, consists of certain miscellaneous income or expenses that are not included in other categories of the condensed statements of operations. (See explanations under the subheading, Results of Operations).

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

Research and development expenses

	Three months ended September 30,		Change
	2018	2017	Amount	%
	(In thousands)
Research and development	$5,899	$5,683	$216	4%

Research and development expenses increased approximately $0.2 million, or 4%, for the three months ended September 30, 2018, as compared to the same period in 2017. The increase in research and development expense was primarily attributable to an increase in clinical trial costs of $0.7 million related to the M207 long-term safety study, offset by a decrease of $0.4 million in clinical supply costs due to completion of the registration batches.

General and administrative expenses

	Three months ended September 30,		Change
	2018	2017	Amount	%
	(In thousands)
General and administrative	$2,353	$2,036	$317	16%

General and administrative expenses increased approximately $0.3 million, or 16%, for the three months ended September 30, 2018 as compared to the same period in 2017. Increases in expenses were primarily due to increase Enterprise Resource Planning (“ERP”) implementation costs as well as increases in payroll and stock compensation costs.

Other income (expenses)

	Three months ended September 30,		Change
	2018	2017	Amount	%
	(In thousands)
Interest income (expense), net	$74	$(154)	$228	148%
Other income (expense), net	9	—	9	100%

Interest expense, net increase approximately $0.2 million, or 148%, for the three months ended September 30, 2018, as compared to the same period in 2017. Interest expense is primarily attributable to the Hercules Term Loan, for which the outstanding obligation was paid in full in September 2018. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the three months ended September 30, 2018 as compared to the same period in 2017, offset by interest income from marketable securities.

Comparison of the nine months ended September 30, 2018 and 2017

Research and development expenses

	Nine months ended September 30,		Change
	2018	2017	Amount	%
	(In thousands)
Research and development	$18,238	$14,672	$3,566	24%

Research and development expenses increased approximately $3.6 million, or 24%, for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase in research and development expense was primarily attributable to an increase in clinical trial costs of $3.2 million related to the long-term safety study and to an additional increase $0.4 million attributed to an increase in costs related to the production of our registration batches.

General and administrative expenses

	Nine months ended September 30,		Change
	2018	2017	Amount	%
	(In thousands)
General and administrative	$6,887	$6,346	$541	9%

General and administrative expenses increased approximately $0.5 million or 9% for the nine months ended September 30, 2018 as compared to the same period in 2017. Increases in expenses were primarily due to increase in building rent and franchise taxes.

Other income (expenses)

	Nine months ended September 30,		Change
	2018	2017	Amount	%
	(In thousands)
Interest expense, net	$(99)	$(608)	$(509)	(84%)
Other income (expense), net	13	10	3	(30%)

Interest expense, net decreased approximately $0.5 million, or 84%, for the nine months ended September 30, 2018, as compared to the same period in 2017. Interest expense is primarily attributable to the Hercules Term Loan. The decrease in interest expense is attributable to the lower interest costs resulting from the lower loan principal balance during the nine months ended September 30, 2018 as compared to the same period in 2017. The outstanding obligation under the Hercules Term Loan was paid in full in September 2018.

Other income was primarily comprised of gains from the sale of equipment during both periods presented.

Liquidity and Capital Resources

Since inception, we have incurred recurring operating losses and negative cash flows from operating activities, and as of September 30, 2018, had an accumulated deficit of $251.1 million. We expect to incur additional losses in the future to conduct research and development of our M207 product candidate and to conduct pre-commercialization manufacturing activities. As of September 30, 2018, we had approximately $29.5 million in cash, cash equivalents, and investments. Presently, we do not believe we have sufficient cash, cash equivalents, and investments to fund our anticipated level of operations based on our current operating plans for at least the next twelve months following the date of issuance of this Quarterly Report on From 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In October 2017, we entered into the Lincoln Park Purchase Agreement with Lincoln Park. Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $35.0 million worth of shares of our common stock. Such future sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our option, over a 30 month period that commenced on November 21, 2017. No sales of common stock have been made under the Lincoln Park Purchase Agreement as of September 30, 2018. See Note 7 to the accompanying condensed financial statements for additional information on the Lincoln Park Purchase Agreement. On April 2018, we closed a public offering of 10,000,000 shares of common stock at a public offering price of $5.00 per share. We received gross proceeds of $50.0 million and approximately $45.6 million of net proceeds from the offering and are using the net proceeds from the offering to fund the long-term safety study of M207, and for working capital and general corporate purposes. On September 2017, we entered into a build-to-suit obligation with Trinity Capital Fund III, L.P. (“Trinity”) that provides us access to funds in the aggregate principal amount of up to $14 million. We drew the first advance of $5 million and may draw up to an additional $9 million, at any time prior to March 30, 2020.

Historically, our major sources of cash have comprised proceeds from various public and private offerings of our common stock, warrant exercises, and debt financings. To date, we have no product candidates approved by the FDA for sale. We will continue to require additional financing to develop M207, develop additional product candidates and fund operating losses. Management intends to seek capital to support the Company’s initiatives through equity or debt financing, collaboration or other arrangements with corporate partners, and/or other sources of financing. Management plans to meet its operating cash flow requirements include financing activities such as public or private offerings of its common stock, and/or preferred stock offerings, issuances of debt and convertible debt instruments and collaborative or other arrangements with corporate resources. However, if such financing is not available at adequate levels or on acceptable terms, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of or eliminate some of its development programs, out-license intellectual property rights, or a combination of the above, which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to meet its scheduled obligations on a timely basis, if at all.

We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including, but not limited to:

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	the timing of and costs involved in obtaining regulatory approvals;

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty, and other payments from any of our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and if approved, commercializing our product candidates;

•	our ability to draw funds from our equipment lease line of credit; and

•	the costs associated with being a public company.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(22,370)	$(20,955)
Investing activities	(21,527)	(7,247)
Financing activities	44,208	26,491

Net increase (decrease) in cash and cash equivalents	$311	$(1,711)

Operating Cash Flow: Net cash used in operating activities was approximately $22.4 million and $21.0 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used during the first nine months of 2018 was primarily due to tenant improvements for our operating lease for the Company headquarters, in addition to other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used during the first nine months of 2017 was primarily due to the closing costs of the ZOTRIP trial and start-up costs for our upcoming long-term safety study, in addition to other research and development and administrative expenses incurred in the course of our continuing operations.

Investing Cash Flow: Net cash used in investing activities was approximately $21.5 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities during the first nine months of 2018 was primarily the result of the purchase of certain marketable securities. Net cash used in investing activities during the first nine months of 2017 was primarily due to the purchase of investments in marketable securities.

Financing Cash Flow: Net cash provided by financing activities was approximately $44.2 million and $26.5 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash provided by financing activities for the first nine months of 2018 was primarily from $45.6 million in net proceeds from a registered public offering of common stock. Net cash generated by financing activities for the first nine months of 2017 was primarily due to proceeds from a registered public offering of $26.6 million, net of underwriter’s discounts, commissions, and offering expenses and to warrant exercises to purchase 136,301 shares common stock for proceeds of $4.0 million. The increase was partially offset by payments on the Hercules Term Loan of approximately $4.3 million.

Contractual Obligations and Commitments

Operating Lease. We have an operating lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings and related party, for its office, research and development, and manufacturing facilities in Fremont, California. The lease for our headquarters extends through August 2024. See Note 6 to the accompanying condensed financial statements for a discussion of the related party operating lease for our headquarters. As of September 30, 2018, the total noncancelable obligation was $11.1 million, which is classified within current liabilities and non-current liabilities on our condensed balance sheets.

Equipment Purchase Commitment. In May 2018, we entered into a Purchase Order with Harro Hofliger Packaging Systems to purchase a commercial coating and primary packaging machine for the production of our product candidate, M207, for an aggregate purchase price of $12.2 million. The terms of the purchase commitment are contingent upon performance of certain milestones. We anticipate that the obligation will be paid over an eighteen-month period. As of September 30, 2018, we had made payments totaling $3.0 million which were recorded in construction-in-progress and the total remaining obligation on the equipment purchase commitment was $9.2 million.

Build-to-Suit Obligation. In September 2018, we entered into a build-to-suit Obligation with Trinity. Under the Lease Agreement, Trinity agreed to provide us with access to an equipment lease in an aggregate principal amount of up to $14.0 million. We are obligated to make monthly rent payments based on a monthly rate factor of 0.0320 for a term of thirty-six months on the principal amount drawn. As of September 30, 2018, we had an outstanding obligation of $5.0 million on the equipment.

Manufacturing and Supply Agreement with Patheon. In September 2018, we entered into a manufacturing and supply agreement with Patheon Manufacturing Services LLC (“Patheon”), for Patheon to provide services related to the manufacture and commercialization of M207. During the term of the agreement, Patheon will provide manufacturing services to us for the manufacturing of M207, including, services related to processing, packaging, labelling and storing of M207, in addition to other services such as stability testing, quality control and assurance and waste disposal.

We are required to pay for commercial supply by Patheon in annual base fees in equal monthly installments in the amounts specified in the agreement. In addition, we are required to pay an additional product fee for units in excess of the number of units covered by the base fee at the price per unit provided for in the agreement. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the agreement continues until the seventh anniversary of the date on which we receive NDA approval of M207 in the United States.

We may terminate the agreement if M207 is not granted certain regulatory approvals or if such regulatory approval is withdrawn under certain circumstances. We or Patheon may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.

Other Commitments. As of September 30, 2018, we had $4.8 million of noncancelable purchase commitments due in 2018 and $23.3 million due thereafter, primarily related with third party manufacturers.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed financial statements for the Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in short-term marketable securities. We had cash and cash equivalents of $12.0 million as of September 30, 2018, which consisted of bank deposits and money market funds. We had short-term investment in marketable securities of $17.5 million as of September 30, 2018, which consisted primarily of commercial paper, corporate notes and bonds, and U.S. treasuries. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Our cash and cash equivalents are held for working capital purposes. Cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits, and we are exposed to credit risk when our cash balances exceed FDIC insurance limits. Our total cash and cash equivalent balances exceed the maximum amounts insured by the FDIC.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. We hold interest-earning instruments, which carry a degree of interest rate risk. In addition, the monthly rent factor on the equipment lease is determined and indexed to the Prime Lending Rate as reported in the Wall Street Journal. To date, fluctuations in interest income and expense have not been significant. However, fluctuations in market interest rates in the future could have a material impact on our financial condition and results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, we completed the implementation of several significant Enterprise Resource Planning System (“ERP”), modules including core financial and purchasing modules. In connection with the implementation of the ERP system, we updated the processes that constitute our internal control over financial reporting to accommodate changes to our business processes and accounting procedures.

Except as otherwise described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended September  30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2017 and other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K, including our audited financial statements and the related notes thereto.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.

Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of September 30, 2018, we had an accumulated deficit of $251.1 million as well as negative cash flows from operating activities. We will continue to require substantial funds to continue research and development, including clinical trials of our lead product candidate, M207. Presently, we do not believe we have sufficient cash, cash equivalents and investments to fund our anticipated level of operations based on our current operating plans for at least the next twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raised substantial doubt about the Company’s ability to continue as a going concern. We expect to finance our cash needs through a combination of equity offerings, debt financing and license and collaboration agreements. There is no assurance that such additional funds will be obtained for our ongoing operations or that we will succeed in it future operations. Our audited financial statements included in our Annual Report for the year ended December 31, 2017 include a “going concern” disclosure that may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, results of operations and prospects.

We have a history of operating losses. We expect to continue to incur losses over the next several years and may never become profitable.

Since inception, we have incurred significant operating losses. For the period ended September 30, 2018 we incurred a net loss of $25.2 million. As of September 30, 2018, we had an accumulated deficit of $251.1 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, M207, or any other product we develop. These expenditures will be incurred for development, clinical trials, regulatory compliance, infrastructure, and manufacturing. Even if we succeed in developing, obtaining regulatory approval for and commercializing M207 or any other product we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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

If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our development or future commercialization efforts or partner with third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future financing requirements will depend on many factors, including:

•	the scope, progress, expansion, costs, and results of our clinical trials;

•	the scope, progress, expansion, and costs of manufacturing our product candidates;

•	the timing of and costs involved in obtaining regulatory approvals;

•	the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty, and other payments from any of our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing, and if approved, commercializing our product candidates;

•	our ability to draw funds from our equipment lease line of credit; and

•	the costs associated with being a public company.

Our equipment lease with Trinity Capital Fund III, L.P. (“Trinity”) imposes restrictions on our business, and if we default on our obligations, Trinity would have a right to request payment in full of the equipment lease.

We also agreed to covenants in connection with the Trinity equipment lease that may limit our ability to take some actions without the consent of Trinity, as applicable. In particular, without Trinity’s consent under the terms of the loan facility or the secured note, as applicable, we are restricted in our ability to:

•	create liens on our property;

•	sell, transfer, or otherwise dispose of all or substantially all of our assets;

•	transfer, dispose or relocate financed equipment;

•	acquire or merge with another entity; and

•	engage in a transaction that would constitute 50% or more in change in control.

Our indebtedness to Trinity may prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding obligation, which may not be desirable or possible.

We have pledged substantially all of our assets, including our intellectual property, to secure our obligations to Trinity. If we default on our obligations prior to repaying this indebtedness and are unable to obtain a waiver for such default, Trinity would have a right to accelerate our payments under the equipment lease, as applicable, and possibly foreclose on the collateral, which would potentially include our intellectual property. Any such action on the part of Trinity would significantly harm our business and our ability to operate.

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

•	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our CMOs;

•	the FDA may change its approval policies or adopt new regulations;

•	we may need to depend on third-party manufacturers to supply or manufacture our products;

•	we depend on contract research organizations to conduct our clinical trials;

•	we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials;

•

we may not be able to demonstrate that any of our product candidates are safe and effective as a treatment for their respective indications to the satisfaction of the United States Food and Drug Administration (the “FDA”), or other similar regulatory bodies;

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

We intend to seek FDA approval through the 505(b)(2) regulatory pathway our product candidate described in this Annual Report on Form 10-K. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.

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

The results of our clinical trials may not support the intended use of M207 or any other product candidates we may develop.

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

We cannot assure you that we will receive the approvals necessary to commercialize M207 or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States. In order to obtain FDA approval of any product candidate, we expect that we will have to submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended indication and indicated use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our product candidates will ultimately be considered safe for humans and effective for indicated uses by the FDA. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review. Delays in obtaining regulatory approvals may:

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

The manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for our product candidates will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices, or cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. The regulatory approvals for our product candidates may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidates. The FDA closely regulates the post-approval marketing and promotion of drugs and drug delivery devices to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and, if we do not market our product candidates for their approved indications, we may be subject to enforcement action for off-label marketing.

The FDA has the authority to require a Risk Evaluation and Mitigation Strategy (“REMS”) as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing authorization to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria or requiring patient testing, monitoring and/or enrollment in a registry.

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

We may encounter manufacturing risks or failures that could impede or delay supply for our clinical trials of our product candidates.

While we currently manufacture M207 internally, we have entered into agreements with third party CMOs, including Patheon related to the development, manufacture, and supply of M207 as we transition to rely on such CMOs to manufacture and supply M207 on our behalf. Any failure or delay in our internal manufacturing operations or those of our CMOs, or the technology transfer process in connection with our plan to transition to rely on such CMOs for manufacture and supply, could cause us to be unable to meet the demand for product candidates for our clinical trials and delay the development or regulatory approval of M207. We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which M207, or our future product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval of M207 or our future product candidates could be impeded, delayed, limited or denied if the FDA does not maintain the approval of the manufacturing processes and facilities in which such product candidates are made.

Difficulties in relevant manufacturing processes and facilities implicated could result in supply shortfalls of M207 or our future product candidates, and could delay our preclinical studies, clinical trials and regulatory submissions with respect thereto. In addition, M207 (or our future product candidates) that has been produced and is stored for later use, may degrade, become contaminated or suffer other quality defects (including in connection with any shipment thereof), which may cause the affected product candidate to no longer be suitable for its intended use in clinical trials or other development activities. If the defective product candidate cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidate.

We have only manufactured our proposed product candidates for our clinical trials and we have no experience manufacturing on a commercial scale.

We have limited experience manufacturing our product candidates, including M207, and to date have only manufactured our product candidates for our clinical trials. If any of our product candidates are approved, we will need to scale up our own capabilities or those of our CMOs to support the production of commercial level quantities of our product candidates, which may require expensive process improvements.

While we intend to rely on CMOs, including Patheon, to support commercial scale manufacture of M207 and have entered into agreements, including with Patheon, regarding the same, we may nevertheless not be able to successfully produce, develop and market one or more of M207 or our future product candidates, or we may be delayed in doing so. For example, we may be required to devote substantial resources to the construction or purchase of a commercial scale manufacturing facility, the purchase of manufacturing equipment and hiring additional personnel, including as currently contemplated under our agreement with Patheon with respect to M207. Significant scale up of manufacturing may also require process improvements as well as additional technologies and validation studies, which are costly, may not be successful and which the FDA must review and approve. If we or our CMOs are unable to establish a new manufacturing facility or expand existing manufacturing facilities, purchase equipment, hire adequate personnel to support our manufacturing efforts or implement necessary process improvements, we may be unable to produce commercial materials or meet demand, if any should develop, for M207 or our future product candidates. Any such failure would have a material adverse effect on our business, financial condition and results of operations.

Reliance on CMOs also entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our CMOs to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates. CMOs may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize them. If our CMOs are unable to successfully scale up the manufacture of any of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects. Our reliance on CMOs will further expose us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.

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

We rely on CMOs for various components of our microneedle patch system, and our business could be harmed if those third parties fail to provide us with sufficient quantities of those components at acceptable quality levels and prices.

We rely on CMOs for various components of our microneedle patch system, including API raw materials used in manufacturing, and capital equipment. Reliance on third party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance. In addition, CMOs may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or any other product candidates that we may develop.

There can be no assurance that our supply of these various components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers and cannot ensure that they will deliver to us the components we order on time, or at all. Any failure or refusal to supply the components for M207 or any other product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our CMOs were to fail to fill our purchase orders, the development or commercialization of the affected product candidates could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable, the lead time needed to establish a new relationship can be lengthy, and because the expenses relating to the transfer of necessary technology and processes could be significant. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the FDA, the European Medicines Agency, or EMA, or any other relevant regulatory authorities.

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely on a third-party contract research organization, or CRO, to manage our clinical trials. In addition, we rely on other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. While we have agreements governing their activities, we will have limited influence over their actual performance and we will control only certain aspects of their activities. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If there is any dispute or disruption in our relationship with our CROs or if we need to enter into alternative arrangements, that would delay our product development activities.

There is a limited number of third party service providers that specialize or have the expertise required to achieve our business objectives. In particular, there would be a significant increase in clinical trial expenses, including as a result of adopting a new electronic data capture platform or other technology platforms, the need to enter into new contracts and costs associated with the transfer of data, as well as an increased risk of the loss of data. Identifying, qualifying and managing performance of third party service providers can be difficult, time-consuming and may cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. Our reliance on these third parties for research and development activities will reduce our control over these activities, but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CRO fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed, or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We currently depend on a single source supplier for manufacture of our product. If this manufacturer fails to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize M207 or other product candidates.

We have contracted with CMOs (including Patheon) to produce, in collaboration with us, M207, for commercial use in the United States. We have not entered into any agreements with any alternate suppliers for M207 product or API. Even if we were able to enter into other long-term agreements for manufacture of commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of M207. Additionally, if M207 or any other future product candidates is approved by the FDA or other regulatory agencies for commercial sale or if M207 is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.

Our dependence on single source suppliers with respect to our supply chain for M207 exposes us to certain risks, including the following:

•	our supplier may cease or reduce production or deliveries, raise prices or renegotiate terms;

•	we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;

•	delays caused by supply issues may harm our reputation; and

•

our ability to progress our business could be materially and adversely impacted if our single-source supplier upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating regulatory or quality compliance issues, or other legal or reputational issues.

Even though we have an agreement with a CMO, Patheon, to supply M207, and even if we enter into other long-term agreements with other CMOs, the FDA may not approve the facilities of such CMOs, the CMOs may not perform as agreed or the CMOs may terminate their agreements with us. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market M207 or any other future product candidate. In the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturer(s) of M207 are obliged to operate in accordance with FDA-mandated current good manufacturing practices, or cGMPs, and we have limited control over the ability of CMOs to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance to cGMPs. In addition, the facilities used by our CMOs to manufacture M207 must be approved by the FDA pursuant to inspections that will be conducted prior to any grant or regulatory approval by the FDA. If any of our CMOs are unable to successfully manufacture material that conform to our specifications the FDA’s strict regulatory requirements pass regulatory inspections, they will not be able to secure or maintain approval for the manufacturing facilities. Additionally, a failure by any of our CMOs to establish and follow cGMPs or to document their adherence to such practices may negatively impact our commercialization or lead to significant delays in the launch and commercialization of any other products that we may have in the future. Failure by our CMOs or us to comply with application regulations could result sections being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspensions or withdrawal of approvals, seizures or recalls of product, operating restrictions, and criminal prosecutions.

The manufacturer of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of M207 will not occur in the future. Additionally, our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes. If our CMOs were to encounter difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize M207 in the United States would be jeopardized. Any delay or interruption in our ability to meet commercial demand for M207 will result in the loss of potential revenue and could adversely affect our ability to gain market acceptance for these products.

Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede commercialize of M207 and could have a material adverse effect on our business, results of operations, financial conditions and prospects.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive collaborative agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential existence of competing drugs, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available on which to collaborate and whether such a collaboration could be more attractive than the one with us for our product candidate. In addition, there have been a significant number of recent business transactions among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

In addition, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties may be terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

The markets for our product candidates are characterized by intense competition and rapid technological advances. All of our product candidates will, if approved, compete with a number of existing and future drug delivery systems and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our product candidates or may offer comparable performance at a lower cost. If our product candidates fail to capture and maintain market share, we may not achieve sufficient revenues and our business will suffer.

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

We are a party to an Intellectual Property License Agreement dated October 5, 2006, as amended, with ALZA Corporation and we may enter into additional license agreements in the future. Our existing license agreement imposes, and we expect that any future license agreements will impose, various diligence, product payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. These risks could delay or prevent us from offering our product candidates. We might not have the necessary rights or the financial resources to develop, manufacture or market our current or future product candidates without the rights granted under these licenses, and the loss of sales or potential sales in such product candidates could have a material adverse effect on our business, financial condition, results of operations and prospects. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations. Determining the scope of licenses and related obligations may be difficult and could lead to disputes between us and the licensor. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under a license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

Additionally, the agreement under which we currently license intellectual property is complex, and certain provisions may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, increase what we believe to be our financial or other obligations under the relevant agreement, or decrease the third-party’s financial or other obligations under the relevant agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous, or we may not be financially able to protect our proprietary rights at all. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives or provide any competitive advantage. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensor’s patent rights are highly uncertain. Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The standards which the United States Patent and Trademark Office, or USPTO, and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these non-U.S. countries. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our product candidates will issue in the United States or in non-U.S. jurisdictions, or whether any patents that do issue are valid, enforceable and have claims of adequate scope to provide competitive advantage. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensor were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our product candidates without infringing third-party patent rights.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Third parties may have patents that could prevent us from marketing our own patented product candidates. Third parties may also seek to market generic versions of any of our approved products. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Bearing the costs and other requirements associated with prosecution of pending patent applications and maintenance of issued patents are essential to procurement and maintenance of patents integral to our product candidates, and our patent protection could be reduced or eliminated for non-compliance for these requirements.

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

In addition to our patented technology and product candidates, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, or third party with authorized access. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.

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

In the pharmaceutical industry, significant litigation and other proceedings, including interferences, oppositions, reexamination, inter partes review, derivation and post-grant review proceedings before the USPTO and corresponding foreign patent offices, regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such proceedings include:

•

we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third-parties or to obtain a judgment that our products or processes do not infringe those third parties’ patents;

•

if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;

•

if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings; and;

•

if a license to necessary intellectual property is terminated, the licensor may initiate litigation claiming that our processes or products infringe, misappropriate or otherwise violate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

Third parties may assert that we are employing their proprietary technology without authorization or have infringed upon, misappropriated or otherwise violated their intellectual property or other rights. Even if we believe third-party claims of infringement against us or our collaborators are without merit, there is a risk that a court would decide that we or our collaborators are infringing the third party’s valid and enforceable patents. If our product candidates, methods, processes or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. If we initiate legal proceedings against a third party to enforce a patent covering any of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including a lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings).

There is a risk that a court or administrative body would decide to revoke, cancel or amend our patents in such a way that they no longer cover and protect a product candidate. In addition, a court or administrative body may decide that our patents are invalid, unenforceable or not infringed by a third party’s activities. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. An adverse result in any litigation or proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute such claims and we may be reliant on them to do so.

An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against competitors, affect our ability to receive royalties or other licensing consideration from our licensees, and may curtail or preclude our ability to exclude third parties from making, using and selling similar or competitive products. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Some of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Although our policy is to have all employees complete these agreements, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property may not be self-executing and despite such agreement, such inventions may become assigned to third parties. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. We may also be subject to claims that former employees, collaborators, or other third parties have an ownership interest in our patents or other intellectual property. In addition, we may face claims by third parties that our agreements with employees, contractors, or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third party or from that individual’s assignee. Such assignment or license may not be available on commercially reasonable terms or at all.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

There is a great deal of litigation concerning intellectual property in our industry, and we could become involved in litigation. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our business, financial condition, results of operations and ability to compete in the marketplace.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

The USPTO is implementing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, did not become effective until March 16, 2013. In addition, courts continue to decide how to interpret and enforce patent law. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future. Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

We may not be successful in obtaining necessary rights to future product candidates through acquisitions and in-licenses.

Any future programs we choose to pursue may require the use of proprietary rights held by third parties, and the growth of our business will likely depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property from third parties that we later identify as necessary for our future product candidates or such intellectual property may not be available on commercially reasonable terms. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources, and greater clinical development and commercialization capabilities.

For example, we may in the future collaborate with non-profit and academic institutions to accelerate our preclinical research or development under written agreements with these institutions. These institutions may provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our applicable product candidate or program.

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain a license to third-party intellectual property rights necessary for the development of a product candidate or program on reasonable terms or at all, we may have to abandon development of that product candidate or program and our business and financial condition could materially adversely suffer.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world may be prohibitively expensive, and our intellectual property rights in some countries outside the United States and Europe can be less extensive than those in the United States and Europe. In addition, the laws of some countries outside the United States and Europe do not protect intellectual property rights to the same extent as federal and state laws in the United States and laws in Europe. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States and Europe, or from selling or importing products made using our inventions in and into the United States, Europe or other jurisdictions. Third parties may use our technologies in jurisdictions where we have not obtained or are unable to adequately enforce patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States and Europe. These products may compete with our products and our patents or other intellectual property may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions outside the United States and Europe. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents, the reproduction of our manufacturing or other know-how or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our intellectual property rights in jurisdictions outside the United States and Europe, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

If we do not obtain patent term extensions and data exclusivity for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act and similar legislation in the EU. The Hatch-Waxman Act permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not receive an extension, for example, if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our business, financial condition, results of operations, and prospects may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our pending or future registered or unregistered trademarks or trade names may not issue and may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected.

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

The final rule implementing the Physician Payments Sunshine Act is complex, ambiguous, and broad in scope. When and if M207 and any other product candidates we develop in the future are approved, we will within a defined time period become subject to the reporting and disclosure provisions of the Physician Payments Sunshine Act. Accordingly, we will be required to collect, and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals. It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payments Sunshine Act preempts similar state reporting laws, although we may also be required to continue to report under certain provisions of such state laws. While we expect to have substantially compliant programs and controls in place to comply with the Physician Payments Sunshine Act requirements, our compliance with the new final rule will impose additional costs on us. Additionally, failure to comply with the Physician Payment Sunshine Act may subject us to civil monetary penalties.

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

Risks associated with use of our company-wide enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.

We began implementing a company-wide ERP system in the third fiscal quarter of 2018 to handle the business and financial processes within our operations and corporate functions. To reap the benefits of our ERP system, we were required to change certain business and financial processes. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns during the implementation process, or if the systems and the associated process changes do not give rise to the benefits that we expect. If we do not effectively implement, maintain or integrate the ERP system as planned or if the systems do not operate as intended, it may adversely affect our ability to manage and run our business operations, file reports with the SEC in a timely manner, and/or otherwise affect our internal control environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

Failure in our information technology systems, including by cybersecurity attacks or other data security incidents, could significantly disrupt our operations.

Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability and financial condition. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is possible that a cybersecurity attack might not be noticed for some period of time. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

The trading price of our common stock has been volatile with substantial price fluctuations on heavy volume, which could result in substantial losses for purchasers of our common stock and existing stockholders.

Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through September 30, 2018, for example, our stock has traded in a range with a low of $3.66 and a high of $18.49. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanation for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares currently outstanding) that has occurred in our common stock in February and March of 2018. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. On November 28, 2017, we received a letter from the Nasdaq Stock Market, LLC (the “Letter”) stating that we had failed to maintain at least a $1.00 minimum bid price for its common stock (the “Minimum Bid Requirement”) as required for continued listing of our common stock on the Nasdaq Capital Market. We subsequently effected a 1-for-20 reverse stock split of our outstanding common stock and, on February 9, 2018, we received a letter from the Director of Nasdaq Listing Qualifications indicating that we had regained compliance with the Minimum Bid Requirement under Nasdaq Rule 5550(a)(2).

If, for any reason, Nasdaq should delist our securities from trading on its exchange (including if we fail to comply with the Minimum Bid Requirement in the future) and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

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

If our existing stockholders, particularly our directors and executive officers, or are perceived by the public market as intending to sell substantial amounts of our common stock, the trading price of our common stock could decline significantly. As of March 1, 2018, we had 1,973,039 shares of common stock outstanding. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur may reduce the prevailing market price of our common stock and make it more difficult for you to sell your common stock at a time and price that you deem appropriate. In addition, certain holders of our common stock and a warrant to purchase our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (“Securities Act”). As long as the registration statements covering the resale of such shares remain in effect, such shares shall be freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by existing stockholders could have a material adverse effect on the market price of our common stock.

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

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Description

4.1	Warrant to Purchase Stock, dated as of September 25, 2018 (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2018).

10.1	Amended and Restated Employment Agreement dated September 18, 2018 with Donald Kellerman, Pharm.D. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on September 24, 2018).

10.2	Amended and Restated Employment Agreement dated September 18, 2018 with Hayley Lewis (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on September 24, 2018).

10.3	Amendment Agreement dated October 15, 2018 with Donald Kellerman, Pharm.D. (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on October 16, 2018).

10.4	Amendment Agreement dated October 15, 2018 with Hayley Lewis (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on October 16, 2018).

10.5	Employment Agreement dated September 25, 2018 with Greg Kitchener (Incorporated by reference to the registrant’s current report on Form 8-K filed with the SEC on October 16, 2018).

10.6†	Master Lease Agreement, dated September 25, 2018, with Trinity Capital Fund III, L.P.

10.7†*	Manufacturing and Supply Agreement, dated September 25, 2018 with Patheon Manufacturing Services LLC

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
*	Confidential treatment has been requested for certain information contained in this Exhibit (indicated by asterisk). Such information has been omitted and filed separately with the SEC.
**

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

Dated: November 15, 2018	Zosano Pharma Corporation (Registrant)

/s/ John Walker
John Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Kitchener
Gregory Kitchener
Chief Financial Officer (Principal Financial and Accounting Officer)