Form 10-Q
period 2019-03-31
Zosano Pharma Corp
filed 2019-05-14
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36570
___________________________
ZOSANO PHARMA CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

Delaware	45-4488360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
34790 Ardentech Court
Fremont, CA 94555
(Address of principal executive offices) (Zip Code)
(510) 745-1200
(Registrant’s telephone number, including area code)
___________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, 0.0001 par value	ZSAN	The Nasdaq Capital Market
As of May 10, 2019, the registrant had a total of 17,723,039 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZOSANO PHARMA CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,142	$9,140
Marketable securities at fair value	4,896	13,862
Prepaid expenses and other current assets	921	358
Total current assets	11,959	23,360
Restricted cash	455	455
Property and equipment, net	16,869	11,916
Operating lease right-of-use assets	6,219	—
Other long-term assets	21	49
Total assets	$35,523	$35,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,678	$4,450
Accrued compensation	2,742	2,092
Build-to-suit obligation, current portion	2,451	2,326
Operating lease liabilities, current portion	985	—
Other accrued liabilities	5,304	2,419
Total current liabilities	15,160	11,287
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	4,044	4,478
Operating lease liabilities, long-term portion	6,638	—
Other liabilities	30	18
Deferred rent	—	1,287
Total liabilities	25,872	17,070
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 11,973,039 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1	1
Additional paid-in capital	280,307	279,946
Accumulated deficit	(270,658)	(261,232)
Accumulated other comprehensive income (loss)	1	(5)
Total stockholders’ equity	9,651	18,710
Total liabilities and stockholders’ equity	$35,523	$35,780
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	6,616	5,806
General and administrative	2,871	2,260
Total operating expenses	9,487	8,066
Loss from operations	(9,487)	(8,066)
Other income (expense):
Interest income	80	15
Interest expense	(41)	(156)
Other income, net	22	1
Loss before provision for income taxes	(9,426)	(8,206)
Provision for income taxes	—	—
Net loss	$(9,426)	$(8,206)
Unrealized gain on marketable securities, net of tax	6	—
Comprehensive loss	$(9,420)	$(8,206)

Net loss per common share – basic and diluted	$(0.79)	$(4.16)
Weighted-average shares used in computing net loss per common share – basic and diluted	11,973,039	1,973,039
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2018	1,973,039	$—	$232,922	$(225,874)	$—	$7,048
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	(8,206)	—	(8,206)
Balance at March 31, 2018	1,973,039	$—	$233,061	$(234,080)	$—	$(1,019)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	11,973,039	$1	$279,946	$(261,232)	$(5)	$18,710
Stock-based compensation	—	—	361	—	—	361
Unrealized gain on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(9,426)	—	(9,426)
Balance at March 31, 2019	11,973,039	$1	$280,307	$(270,658)	$1	$9,651
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,426)	$(8,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	361	139
Amortization of operating lease right-of-use assets	196	—
Depreciation	164	194
Effective interest on financing obligations	28	41
Accretion of interest on debt securities	(27)	—
Deferred rent	—	314
Change in operating assets and liabilities:
Prepaid expenses and other assets	(180)	(362)
Accounts payable	654	909
Accrued compensation and other accrued liabilities	983	835
Operating lease liabilities	(222)	—
Net cash used in operating activities	(7,469)	(6,136)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	9,000	—
Purchases of property and equipment	(4,016)	(451)
Net cash provided by (used in) investing activities	4,984	(451)
Cash flows used in financing activities:
Principal payments made on financing obligations	(513)	(1,527)
Net decrease in cash, cash equivalents and restricted cash	(2,998)	(8,114)
Cash, cash equivalents and restricted cash at beginning of period	9,595	12,106
Cash, cash equivalents and restricted cash at end of period	$6,597	$3,992
Supplemental cash flow information:
Cash paid for interest	$185	$116
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$4,252	$340
Right-of-use assets acquired under finance lease obligations	$22	$—
Accrued offering costs	$382	$561
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
Basis of Presentation
The condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 25, 2019.
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
Liquidity and Substantial Doubt in Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of March 31, 2019, had an accumulated deficit of $270.7 million. As of March 31, 2019, the Company had approximately $11.0 million in cash, cash equivalents and marketable securities. Presently, the Company does not have sufficient cash, cash equivalents and marketable securities to enable it to fund the anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On April 11, 2019, the Company closed a public offering of 5,000,000 shares of common stock at a price to the underwriter of $3.29 per share. On May 8, 2019, the underwriter purchased 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $18.4 million, after deducting underwriting costs and estimated offering expenses (See Note 10. Subsequent Event).
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

2.	Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As discussed in our Annual Report, the Company adopted the new leases standards in the first quarter of 2019 and otherwise, there have been no other significant changes to these accounting policies during the first three months of 2019.
Leases
ASC Topic 842, Leases, requires lessees to recognize right-of-use assets and lease liabilities for most leases on the balance sheet and to provide expanded disclosures about leasing arrangements. The Company adopted Topic 842 effective January 1, 2019 using the optional transition method and did not restate comparative periods. There was no effect on accumulated deficit at adoption.

The Company has elected the package of practical expedients to (i) not reassess whether expired or existing contracts are or contain leases, (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess the accounting for initial direct costs.
The adoption of the new leases standard resulted in the following adjustments to the consolidated balance sheet as of January 1, 2019:

	December 31, 2018	Adoption Impact	January 1, 2019
	(in thousands)	(unaudited; in thousands)
Operating lease right-of-use assets	$—	$6,415	$6,415
Operating leases liabilities, current portion	$—	$945	$945
Other accrued liabilities	$2,414	$(143)	$2,271
Operating lease liabilities, long-term portion	$—	$6,900	$6,900
Deferred rent	$1,287	$(1,287)	$—
As of December 31, 2018, the short-term portion of deferred rent was recorded in other accrued liabilities. The adoption impact was a non-cash operating activity for the period ended March 31, 2019.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.
As of March 31, 2019 and December 31, 2018, the Company had restricted cash of approximately $0.5 million consisting of deposits of $0.3 million to secure its building lease until the end of the lease term, a deposit of approximately $0.1 million to a utility provider and $35,000 to secure corporate purchasing cards.
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	March 31, 2019	March 31, 2018
	(unaudited; in thousands)
Cash and cash equivalents	$6,142	$3,537
Restricted cash	455	455
Total	$6,597	$3,992

Marketable Securities
Marketable securities generally consist of debt securities with original maturities greater than 90 days and remaining maturities of less than one year. All of the Company's investments are classified as available-for-sale and carried at fair value based upon quoted market price. The change in unrealized gains and losses is reported as a separate component of other comprehensive income (loss) on the statements of operations and comprehensive loss and as a separate component of stockholders' equity on the balance sheets. Interest income includes interest, dividends, accretion and amortization of purchase premiums and discounts and realized gains and losses on sales of securities, if any. The cost of securities sold is based on the specific-identification method.
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
Fair Value Instruments
The Company records its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•	Level I: Inputs which include quoted prices in active markets for identical assets and liabilities.

•
Level II: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level III: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents and accounts payable approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term financial obligations approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company's long-term financial obligations approximates fair value because interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.
Net Loss Per Common Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock warrants and stock options are considered to be potential dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	March 31, 2019	March 31, 2018
	(unaudited)
Warrants to purchase common stock	274,524	199,524
Options to purchase common stock	1,456,126	124,379
Total	1,730,650	323,903

Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018, issued ASU2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This new guidance is intended to present credit losses on available for sale debt securities as an allowance rather than as a write-down. Entities are required to apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU2016-13 and ASU2018-19 are effective for the Company in the first quarter of 2020. The Company is currently evaluating ASU2016-13 and ASU2018-19 to determine the impact to its financial statements and disclosures.

3.	Cash Equivalents and Investments in Marketable Securities
The following tables present summaries of the Company's cash equivalents and marketable securities measured at fair value on a recurring basis:

		Fair Value Measurements
	Total	Quoted prices in active market Level I	Significant other observable inputs Level II	Significant unobservable inputs Level III
	(unaudited; in thousands)
As of March 31, 2019:

Money market funds	$4,905	$4,905	$—	$—
Corporate notes and bonds	1,500	—	1,500	—
U.S. treasuries	3,396	3,396	—	—
Total	$9,801	$8,301	$1,500	$—

Classified as:
Cash equivalents	$4,905
Marketable securities at fair value	4,896
Total	$9,801

		Fair Value Measurements
	Total	Quoted prices in active market Level I	Significant other observable inputs Level II	Significant unobservable inputs Level III
	(in thousands)
As of December 31, 2018:

Money market funds	$4,830	$4,830	$—	$—
Commercial paper	1,497	—	1,497	—
Corporate notes and bonds	6,989	—	6,989	—
U.S. treasuries	8,375	8,375	—	—
Total	$21,691	$13,205	$8,486	$—

Classified as:
Cash equivalents	$7,829
Marketable securities at fair value	13,862
Total	$21,691
The Company did not transfer any marketable securities measured at fair value on a recurring basis to or from Level I and Level II during the three month period ended March 31, 2019.
The following tables summarize the unrealized positions for available-for-sale fixed maturity debt securities disaggregated by class of instrument:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited; in thousands)
As of March 31, 2019:
Money market funds	$4,905	$—	$—	$4,905
Corporate notes and bonds	1,500	—	—	1,500
U.S. treasuries	3,395	1	—	3,396
Total	$9,800	$1	$—	$9,801

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2018:
Money market funds	$4,830	$—	$—	$4,830
Commercial paper	1,497	—	—	1,497
Corporate notes and bonds	6,994	—	(5)	6,989
U.S. treasuries	8,375	—	—	8,375
Total	$21,696	$—	$(5)	$21,691

4.	Balance Sheet Components
The following table summarizes the Company's prepaid expenses and other current assets for each of the periods presented:

	March 31, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Offering costs	$517	$114
Prepaid insurance	241	45
Other	163	199
Total	$921	$358
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	March 31, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$2,969	$395
Pre-clinical and clinical study	971	483
Professional service fees	301	112
Contract manufacturing	407	834
Accrued taxes	50	187
Other	606	408
Total	$5,304	$2,419
The following table summarizes the Company’s property and equipment for each of the periods presented:

	March 31, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$16,951	$16,690
Manufacturing equipment	11,833	10,387
Laboratory and office equipment	1,479	1,434
Computer equipment and software	235	206
Construction-in-progress	12,895	9,558
	43,393	38,275
Less: accumulated depreciation	(26,524)	(26,359)
Total	$16,869	$11,916
Depreciation expense was approximately $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
The gross property and equipment and accumulated depreciation presented in the above table includes right-of-use assets acquired under finance leases and the related accumulated amortization, respectively. Right-of-use assets under finance leases were comprised of office and computer equipment of approximately $43,000 and $24,000 at March 31, 2019 and December 31, 2018, respectively. Accumulated amortization related to right-of-use assets under finance leases was approximately $15,000 at March 31, 2019.
As of March 31, 2019, construction-in-progress included $9.7 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system, of which capitalized construction period interest was $0.7 million (See Note 6. Debt Financing).

5.	Leases
Operating Leases
The Company has a non-cancelable operating lease with BMR-34790 Ardentech Court LP for office, research and development, and manufacturing facilities in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 60 months subject to certain terms and conditions.
The lease agreement calls for monthly base rent of approximately $136,000 for the period commencing September 1, 2017, with annual increases on September 1 of each subsequent year until the lease year beginning September 1, 2023. The agreement also provided for rent abatements, subject to certain conditions, totaling $0.3 million and certain tenant improvements to be completed at the landlord’s expense of approximately $1.0 million.
The Company entered into a three year, noncancelable lease for telephone equipment in January 2018.
Per the terms of the agreements, the Company does not have any residual value guarantees. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate. The Company has elected to account for each lease component and its associated non-lease components as separate lease components. The building lease includes non-lease components (i.e. common area maintenance) which are charged and paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but reflected in operating expense in the period incurred.
Finance Leases
The Company leases certain equipment under non-cancelable agreements which expire between 2021 and 2022 that were accounted for as capital leases under ASC840. The leases were not reassessed at adoption of ASC842 as the Company elected the practical expedient to not reassess existing leases.
The finance lease obligations were as follows:

	March 31, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Finance lease obligations, current portion	$13	$5
Finance lease obligations, long-term portion	$30	$18
The components of lease cost were as follows:

Description of lease costs	Three months ended March 31, 2019
(unaudited; in thousands)
Finance Lease Cost
Amortization of finance lease right-of-use assets	$15
Interest on finance lease obligations	9
Operating lease costs	410
Total	$434

Cash payments for leases were as follows:

Description of cash payment	Three months ended March 31, 2019
(unaudited; in thousands)
Operating cash flows from operating leases	$436
Operating cash flows from finance leases	$3
Financing cash flows from finance leases	$3
Lease term and discount rate were as follows:

	March 31, 2019
Description of other lease information	Operating leases	Finance leases
	(unaudited)
Weighted-average remaining lease term	5.49	2.51
Weighted average discount rate	11%	27%
As of March 31, 2019, annual scheduled lease payments were as follows:

Year	Operating leases	Finance leases
	(unaudited; in thousands)
Remainder of 2019	$1,326	$18
2020	1,815	24
2021	1,863	14
2022	1,914	3
2023	1,970	—
2024	1,340	—
Total undiscounted cash flows	10,228	59
Less: amount representing interest	(2,605)	(16)
Present value of leased liabilities	$7,623	$43

6.	Debt Financing
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
Under the financing arrangement, each individual drawdown represents a separate financing arrangement with its own 36-month-term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. Each drawdown has embedded optional purchase options to (i) extend the term for an additional three months, with the option to purchase the equipment at 4% of the Total Cost, which is equal to the drawdown amount, following the end of such extended term, or (ii) purchase the equipment at 12% of the Total Cost, which is equal to the drawdown amount, at the end of the 36-month-term. The Company intends to exercise the optional purchase option of 12% at the end of each 36-month-term ("Purchase Option Fee"). The transfer of title from Trinity to the Company will occur at the end of the final 36-month-term, provided that the purchase option was executed, and the Purchase Option Fee was paid in full at the end of each 36-month-term. Failure to pay any of the Purchase Option Fees will result in Trinity retaining title to the Equipment and the Company paying a 6% restocking fee.
In September 2018, upon commencement of this arrangement, the Company drew its first drawdown of $5.0 million, of which $2.7 million was for the Company’s commercial coating and primary packaging system, $2.0 million was used to extinguish an existing loan (see below), and the remaining $0.3 million was withheld by Trinity for interim interest and a security deposit that will be applied to the final monthly payment. The monthly loan payment is $160,000, with a stated and effective interest rate of 9.43% and 26.28%, respectively. The Purchase Option Fee was recorded as a discount to the principal balance. The first drawdown of $5.0 million matures on October 1, 2021.
In connection with the build-to-suit arrangement, the Company issued common stock warrants (“Trinity Warrants”) for a total of 75,000 shares of common stock at an exercise price of $3.59 per share. The Trinity Warrants will expire on September 25, 2025. Proceeds allocated to the Trinity Warrants based on their relative fair value approximated $243,000 and were recorded as a discount to the initial $5.0 million drawdown under the Trinity financing arrangement and are being amortized as interest over the term of the September 2018 drawdown.
In December 2018, the Company drew a second drawdown of $2.8 million, of which $2.6 million was for the Company’s commercial coating and primary packaging system, and the remaining $0.2 million was withheld by Trinity for interim interest, the first monthly payment and a security deposit that will be applied to the final monthly payment. The monthly loan payment is approximately $90,000 with a stated and effective interest rate of 9.68% and 19.58%, respectively. The Purchase Option Fee was recorded as a discount to the principal balance. The second drawdown of $2.8 million matures on January 1, 2022.
As of March 31, 2019, the Company had an aggregate commercial coating and primary packaging system construction-in-progress ("CIP") balance of $9.7 million that included $0.7 million of interest related to its build-to-suit obligation, of which $71,000 was attributable to the Trinity Warrants; and a net build-to-suit obligation of $6.5 million. As of March 31, 2019, $6.2 million remains available to the Company under the Trinity build-to-suit arrangement.
The following table is a summary of the Company's build-to-suit obligation as of March 31, 2019 (unaudited; in thousands):

Build-to-suit obligation principal amount	$6,609
Build-to-suit obligation Purchase Option Fees	760
Less: unamortized Purchase Option Fees	(534)
unamortized fair value of free-standing warrants	(173)
unamortized debt discount	(149)
unamortized debt issuance costs	(18)
Build-to-suit obligation, net of debt issuance costs and discount	$6,495

Build-to-suit obligation, current portion	$2,451
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	4,044
Build-to-suit obligation, net of debt issuance costs and discount	$6,495
For the three months ended March 31, 2019, the Company capitalized $0.4 million of interest as CIP, a component of property and equipment on the Company's balance sheet.
Future minimum payments on the Company’s build-to-suit obligation, including payment of principal and interest and Purchase Option Fees for each year ending December 31 were as follows:

Year	Principal	Interest	Purchase Option Fees
	(unaudited; in thousands)
Remainder of 2019	$1,815	$433	$—
2020	2,632	367	—
2021	2,162	107	936
Total	$6,609	$907	$936

Senior Secured Term Loan with Hercules
In June 2014 and June 2015, the Company entered into a loan and security agreement and the first amendment to the loan and security agreement, respectively, with Hercules Capital Inc. (“Hercules”). Hercules provided the Company a $15.0 million loan (“Hercules Term Loan”) of which equal installment payments of principal and interest were due monthly, with a scheduled maturity date of December 1, 2018. The Hercules Term Loan bore interest at a variable rate equal to the greater of (i) 7.95%, or (ii) 7.95% plus the prime rate as quoted in the Wall Street Journal minus 5.25%. On September 25, 2018, the Company paid all its outstanding obligations under the Hercules Term Loan, including an end of term charge of $0.4 million.
For the three months ended March 31, 2018, the Company recorded total interest expense of $0.2 million related to the Hercules Term Loan.

7.	Warrants
The following table summarizes the warrants issued and outstanding as of March 31, 2019:

	Warrants Outstanding as of As of December 31, 2018	Warrants Issued	Warrants Exercised	Warrants Expired	Warrants Outstanding As of March 31, 2019	Exercise Price	Expiration Date
		(unaudited)
PIPE Financing - Series B	195,906	—	—	—	195,906	$31.00	8/19/2021
Hercules - June 2014	1,583	—	—	—	1,583	$176.80	1/27/2020
Hercules - June 2015	2,035	—	—	—	2,035	$147.40	6/23/2020
Trinity - September 2018	75,000	—	—	—	75,000	$3.59	9/25/2025
Total	274,524	—	—	—	274,524

8.	Commitments and Contingencies
Employment Arrangements
The Company has entered into employment agreements with its executive officers. Generally, the terms of these agreements provide for base salary, health care coverage, annual bonus and stock options. In addition, if the Company terminates the officer other than for cause, death, or disability, or if the officer terminates his or her employment with the Company for good cause, the officer shall be entitled to receive certain severance compensation and benefits as described in each such agreement as well as automatic acceleration of vesting, at a certain percentage (25% or 100%), of their unvested stock options and other equity awards on the date of such termination.
Equipment Purchase Commitments
In May 2018 and February 2019, the Company entered into a $12.2 million purchase order and a $1.3 million revision to the purchase order with an equipment manufacturer to purchase a commercial coating and primary packaging system for the production of its product candidate, Qtrypta™ (M207), for an aggregate purchase price of $13.5 million. The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid over an 18-month period. As of March 31, 2019, the Company had made payments totaling $5.9 million.
The Company also entered into agreements with equipment manufacturers to produce its patch assembly machine and its applicator and retainer machinery. The aggregate purchase price of this equipment is $3.6 million of which $1.6 million was paid as of March 31, 2019.
Contract Manufacturing Organizations
In September 2018, the Company entered into a manufacturing and supply agreement with a contract manufacturing organization ("CMO") to provide services related to the manufacture and commercialization of Qtrypta™ (M207). During the term of the agreement, the CMO will provide services related to processing, packaging, labeling and storing Qtrypta™ (M207), in addition to other services such as stability testing, quality control and assurance, and waste disposal.
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
As of March 31, 2019, the Company had entered into agreements with CMOs for the construction of manufacturing space and technology transfer fees of $4.1 million of which $0.6 million had been paid.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2019.
Legal Proceedings
The Company is not party to any material pending legal proceedings. However, it may from time to time become involved in litigation relating to claims arising in the ordinary course of business.

9.	Stock-Based Compensation
The Amended and Restated 2014 Equity and Incentive Plan
The Amended and Restated 2014 Equity and Incentive Plan (“2014 Plan”) provides for the issuance of (i) cash awards and (ii) equity-based awards, denominated in shares of the Company’s common stock, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. As of March 31, 2019, the Company had reserved 1,767,229 shares of its common stock for issuance under its 2014 Plan, subject to automatic annual increases as set forth in the 2014 Plan. Options and awards under the 2014 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions and the right of repurchase by the Company of unvested shares as determined by its board of directors. As of March 31, 2019, the Company had 327,848 shares available for grant under the 2014 Plan. During the three month period ended March 31, 2019, the Company granted stock options to purchase 32,500 shares of common stock to non-employee directors.

The following table summarizes option and award activity, excluding inducement grants, for the three months ended March 31, 2019 (unaudited):

	Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2019	55,799	1,296,157	$5.75	9.23	$—
Additional shares reserved	419,056	—	$—
Options granted	(179,250)	179,250	$4.13
Options canceled/forfeited/expired	32,243	(32,243)	$5.28
Balance at March 31, 2019	327,848	1,443,164	$5.56	9.05	$775,606
Exercisable at March 31, 2019		298,777	$9.26	8.47	$123,891
Vested or expected to vest at March 31, 2019		1,340,746	$5.64	9.04	$722,306
The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at March 31, 2019.
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
The following table summarizes the Company’s inducement grant stock option activity (unaudited):

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2019	13,837	$20.60	4.52	$—
Options granted	—	$—
Options canceled/forfeited/expired	(875)	$22.80
Balance at March 31, 2019	12,962	$20.45	3.51	$—
Exercisable at March 31, 2019	10,357	$18.75	2.33	$—
Vested or expected to vest at March 31, 2019	12,788	$20.36	3.45	$—
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows:

	Three months ended March 31,
	2019	2018
	(unaudited; in thousands)
Research and development	$165	$67
General and administrative	196	72
Total	$361	$139
As of March 31, 2019, the Company had $3.7 million of total unrecognized stock-based compensation, net of estimated forfeitures, related to outstanding stock options that will be recognized over a weighted-average period of 3.14 years.
The Company’s stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The

Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. As the Company does not have sufficient historical stock price information to meet the expected life of the stock-based awards, the Company uses a blended volatility that includes the Company's common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly traded biopharmaceutical companies. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company's stock price becomes available. To estimate the expected term, the Company has opted to use the simplified method which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, the Company estimates the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. To the extent that the actual forfeiture rate is different from this estimate, stock-based compensation expense is adjusted accordingly.
The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted (unaudited):

	For the three months ended March 31,
	2019	2018
Dividend yield	—%	—%
Risk-free interest rate	2.50% - 2.66%	2.46%
Expected volatility	106%	89%
Expected term (years)	6.08	10

10.	Subsequent Event
On April 11, 2019, the Company closed a public offering of 5,000,000 shares of common stock at an assumed public offering price of $3.50 per share. The Company received approximately $16.0 million of net proceeds from this offering, after deducting estimated offering expenses payable by the Company. The offering was made pursuant to a registration statement on Form S-3 filed with the Securities Exchange Commission on February 14, 2019.
In addition, under the terms of an underwriting agreement entered into with the underwriter of the April 2019 offering, the Company granted the underwriter a 30-day option to purchase up to 750,000 additional shares of common stock. On May 8, 2019, the underwriter purchased 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $2.4 million, after deducting underwriting costs and estimated offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC, on March 25, 2019. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “continue,” “goal,” “would,” “could,” “might,” “project,” “anticipate,” “intend,” “forecast,” “designated,” “approximate,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or negatives of these words and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

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
Our development efforts are focused on our product candidate, Qtrypta™ (M207). Qtrypta™ (M207) is our proprietary formulation of zolmitriptan delivered utilizing our ADAM technology. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of Qtrypta™ (M207) is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding the GI tract. Feedback from the Food and Drug Administration ("FDA") on Qtrypta™ (M207)’s regulatory path has also been encouraging. The agency has indicated that one positive pivotal efficacy study, in addition to the required safety study, would be sufficient for approval of Qtrypta™ (M207) for the treatment of migraine.
We will use contract manufacturers for the production of Qtrypta™ (M207). These contract manufacturers include companies that will produce our applicator, the various components that comprise our patch, as well as the final packaging of the finished product. Where required, these contract manufacturers will operate within the specifications and in accordance with good manufacturing practices as defined by the FDA. These companies are located in the United States and have expertise and experience in contract manufacturing.
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
In October 2018, we announced the completion of the first phase of our long-term safety study with more than 150 evaluable subjects completing six months of treatment with Qtrypta™ (M207). In February 2019, we announced the completion of the second phase of our long-term safety study with more than 50 evaluable subjects completing one year of treatment with Qtrypta™ (M207). As of February 2019, more than 5,800 migraines had been treated with Qtrypta™ (M207). Investigators reported 831 adverse events, of which 297 were reported as application site reactions and 161 were reported as treatment related adverse events. As of February 2019, following treatment with Qtrypta™ (M207), 44% of patients reported pain freedom at two hours, 68% of patients reported relief from most bothersome symptom, while pain relief at two hours was reported for 81% of migraine attacks treated.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than changes to our critical accounting policies resulting from the Company's adoption of the new leases standard, ASC842 in the first quarter of 2019.
Leases
At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
Financial Operations Overview
General
As of March 31, 2019, we had an accumulated deficit of $270.7 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta™ (M207) product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
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
We will require additional capital to undertake our planned research and development activities and to meet our operating requirements beyond the fourth quarter of 2019. We intend to raise such capital through the issuance of additional equity through public or private offerings, debt financing, strategic alliances with pharmaceutical partners, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our Qtrypta™ (M207) development program, out-license intellectual property rights to our intracutaneous delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
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

•
fees paid to contract research organizations ("CRO"), clinical consultants, clinical trial sites and vendors, including institutional review boards ("IRB"), in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

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
Our research and development efforts and resources have focused primarily on advancing the development of Qtrypta™ (M207). While we currently intend to continue clinical development of Qtrypta™ (M207) through commercialization in the United States ourselves, we remain open to opportunities with potential strategic partners to ensure Qtrypta™ (M207) will receive the best chance of commercial success. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates. We cannot forecast with any degree of certainty if Qtrypta™ (M207) or our future product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Other Income and Expenses
Interest income. Interest income consists primarily of interest and amortization of purchase premiums and discounts related to our marketable securities.
Interest expense. Interest expense consists of interest costs and associated amortization of debt discount and issuance costs, if any, related to debt financing and an Equity Line of Credit.
Other income, net. Other income, net consists of miscellaneous income or expenses that are not included in other categories of the statement of operations and comprehensive loss.
Results of Operations
Comparison of the three months ended March 31, 2019 and 2018
Research and development expenses

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Research and development	$6,616	$5,806	$810	14%

Research and development expenses increased approximately $0.8 million, or 14%, for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was primarily attributable to $1.1 million in technology transfers costs incurred in conjunction with services performed by our contract manufacturer to install and qualify pilot coater equipment. An additional increase of $0.5 million in research and development was due to an increase in compensation costs as a result of an increase of employees during the period ended March 31, 2019 and to an increase in stock compensation expense. These increases were offset by a decrease of $0.8 million in Qtrypta™ (M207) long-term safety study costs as compared to the same period in 2018.
General and administrative expenses

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
General and administrative	$2,871	$2,260	$611	27%
General and administrative expenses increased approximately $0.6 million, or 27.0%, for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily attributable to $0.4 million in professional fees and to an increase of $0.3 million in additional compensation expense. These increases were partially offset by a decrease of $0.1 million in corporate tax.
Other income and expense

	Three months ended March 31,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Interest income	$80	$15	$65	433%
Interest expense	$(41)	$(156)	$(115)	74%
Other income, net	$22	$1	$21	*
_______________________________
* Not meaningful
Interest income resulted primarily from interest recognized related to our marketable securities. The increase for the three months ended March 31, 2019 as compared to the same period in 2018 resulted from higher balances in investment holdings.
Interest expense decreased approximately $0.1 million, or 74%, for the three months ended March 31, 2019, as compared to the same period in 2018. For the period ended March 31, 2018, interest expense was primarily attributable to the Hercules Term Loan, for which the outstanding obligation was paid in full in September 2018. For the period ended March 31, 2019, interest expense was primarily attributed to amortization of deferred offering costs for our Equity Line of Credit.
The increase in other income, net is primarily attributed to an insurance reimbursement.
Liquidity and Capital Resources
As of March 31, 2019, we had an accumulated deficit of $270.7 million and $7.5 million of negative cash flows from operating activities for the three months ended March 31, 2019. As of March 31, 2019, we had approximately $11.0 million in cash, cash equivalents, and marketable securities. Presently, we do not have sufficient cash, cash equivalents and marketable securities to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. Further, to continue operations for the remainder of 2019, we will need to obtain additional capital resources by the end of the fourth quarter of 2019 through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
On April 11, 2019, we closed a public offering of 5,000,000 shares of common stock at a price to the underwriter of $3.29 per share. On May 8, 2019, the underwriter purchased 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $18.4 million, after deducting underwriting costs and estimated offering expenses.
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
Since our inception in October 2006, we have funded our operations primarily through a combination of equity offerings, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from license and collaboration agreements. We also have an equity line of credit pursuant to a purchase agreement with Lincoln Park Capital, LLC, which provides for the purchase of up to $35.0 million worth of our common stock over the term of the purchase agreement, subject to certain conditions and limitations. Additionally, we have access to $6.2 million from our Trinity arrangement to fund the manufacture of our commercial coating and primary packaging system.
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
Cash Flows
The following table shows a summary of our cash flows:

	Three Months Ended March 31,
	2019	2018
	(unaudited; in thousands)
Net cash (used in) provided by:
Operating activities	$(7,469)	$(6,136)
Investing activities	4,984	(451)
Financing activities	(513)	(1,527)
Net decrease in cash and cash equivalents	$(2,998)	$(8,114)
Operating Cash Flow: Net cash used in operating activities was approximately $7.5 million and $6.1 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used during the first three months of 2019 was primarily due to clinical trial costs for the long-term safety study and technology transfer costs incurred in conjunction with services performed by our contract manufacturer. Net cash used during the first three months of 2018 was primarily due to clinical trial costs for the long-

term safety study, in addition to other research and development and administrative expenses incurred in the course of our continuing operations.
Investing Cash Flow: Net cash provided by investing activities was approximately $5.0 million for the three months ended March 31, 2019 and net cash used in investing activities was $0.5 million for the three months ended March 31, 2018. Net cash provided by investing activities during the first three months of 2019 was primarily the result of $9.0 million of proceeds from maturities of marketable securities, offset by $4.0 million of property and equipment purchases for our pre-commercialization activities. Net cash used in investing activities during the first three months of 2018 was primarily due to the purchase of property and equipment.
Financing Cash Flow: Net cash used in financing activities was approximately $0.5 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in financing activities for the first three months of 2019 was primarily due to principal payments on the build-to-suit obligation with Trinity. Net cash used in financing activities for the first three months of 2018 was primarily due to principal payments on the Hercules Term Loan of approximately $1.5 million.
Contractual Obligations and Commitments
Our contractual obligations primarily consist of our obligations under non-cancelable operating and finance leases, our build-to-suit obligation with Trinity, and other purchase obligations, such as those for equipment purchases and for contract manufacturing.
There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 25, 2019.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, to the accompanying condensed financial statements for Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $6.1 million as of March 31, 2019, which consisted of bank deposits and money market funds. We had investments in marketable securities at fair value of $4.9 million as of March 31, 2019, which consisted primarily of U.S. treasuries and corporate notes and bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
Our cash and cash equivalents are held for working capital purposes. Cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to regulatory limits, and we are exposed to credit risk when our cash balances exceed FDIC insurance limits. Our total cash and cash equivalent balances exceed the maximum amounts insured by the FDIC.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of United States interest rates. We hold interest-earning instruments, which carry a degree of interest rate risk. In addition, the monthly rent factor on future drawdowns from our build-to-suit arrangement is determined and indexed to the Prime Lending Rate as reported in the Wall Street Journal. To date, fluctuations in interest income and expense have not been significant. However, fluctuations in market interest rates in the future could have a material impact on our financial condition and results of operations.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
 There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2018 and other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. You should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes thereto.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of March 31, 2019, we had an accumulated deficit of $270.7 million as well as negative cash flows from operating activities. As of March 31, 2019, we had approximately $11.0 million in cash, cash equivalents and marketable securities, and we do not have sufficient cash, cash equivalents and marketable securities to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
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
Since inception, we have incurred significant operating losses. For the quarter ended March 31, 2019 we incurred a net loss of $9.4 million. As of March 31, 2019, we had an accumulated deficit of $270.7 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, Qtrypta™ (M207), or any other products we develop. These expenditures will be incurred for development, clinical trials, regulatory compliance, infrastructure, and manufacturing. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta™ (M207) or any other products we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
We also agreed to covenants in connection with the Trinity build-to-suit arrangement that may limit our ability to take some actions without the consent of Trinity, as applicable. In particular, without Trinity’s consent under the terms of the build-to-suit arrangement, we are restricted in our ability to:

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

•
potential side effects of our product candidate could delay or prevent commercialization, limit the indications for any approved product candidate, require the establishment of a risk evaluation and mitigation strategy ("REMS"), or cause an approved product candidate to be taken off the market;

•	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our contract manufacturing organizations, or CMOs;

•	the FDA may change its approval policies or adopt new regulations;

•	we may need to depend on third party manufacturers to supply or manufacture our products;

•	we depend on contract research organizations to conduct our clinical trials;

•	we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials;

•	we may not be able to demonstrate that our product candidate is safe and effective as a treatment for its intended indications to the satisfaction of the FDA or other similar regulatory bodies;

•	we may be unable to establish or maintain collaborations, licensing or other arrangements;

•	the market may not accept our product candidate;

•	we may be unable to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;

•	we may experience competition from existing products or new products that may emerge; and

•	we and our licensors may be unable to successfully obtain, maintain, defend and enforce intellectual property rights important to protect our product candidate.
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
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our product candidate described in this Annual Report on Form 10-K. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act ("FDCA"). Section 505(b)(2) permits the filing of a New Drug Application ("NDA") where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
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

•
delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, or failure by such CROs or trial sites to carry out the clinical trial at each site in accordance with the terms of our agreements with them;

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
There is no guarantee that data from these clinical trials will be accepted by regulators approving our product candidate for commercial sale. In the case of the United States, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be conducted in accordance with good clinical practices ("GCP") requirements and conducted such that the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials, it would likely result in the need for additional clinical trials, which would be both costly and time-consuming and likely to delay or permanently halt our development of a product candidate. Similar regulations and risks apply to other jurisdictions as well.
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
The manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for our product candidates will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practice ("cGMP") requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. The regulatory approvals for our product candidate may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidate. The FDA closely regulates the post-approval marketing and promotion of drugs and drug delivery devices to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and, if we do not market our product candidate for their approved indications, we may be subject to enforcement action for off-label marketing.
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

Qtrypta™ (M207) and any other product candidates we develop in the future may have undesirable side effects or have characteristics that are unexpected. These could be attributed to the active ingredient or class of drug or to our unique formulation of our product candidate, or other potentially harmful characteristics. Such characteristics could cause us, our IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials, including the imposition of clinical holds, and could result in a more restrictive label or delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.
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
We rely on CMOs for various components of our microneedle patch system, including active pharmaceutical ingredients ("API") raw materials used in manufacturing, and capital equipment. Reliance on third party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance. In addition, CMOs may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate or any other product candidates that we may develop.
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

•
our ability to progress our business could be materially and adversely impacted if our single-source supplier upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to regulatory or quality compliance, or other legal or reputational issues.

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

Third parties may assert that we are employing their proprietary technology without authorization or have infringed upon, misappropriated or otherwise violated their intellectual property or other rights. Even if we believe third party claims of infringement against us or our collaborators are without merit, there is a risk that a court would decide that we or our collaborators are infringing the third party’s valid and enforceable patents. If our product candidates, methods, processes or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	abandon an infringing product;

•	redesign our product candidate or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.
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

•
the federal Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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
Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 ("ACA") is significantly changing the way healthcare is financed by both governmental and private insurers. From time to time, legislation is implemented to rein in rising healthcare expenditures. The ACA included a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. The ACA included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. Through a series of legislative amendments, the tax was suspended for 2016 through 2019, but is scheduled to return beginning in 2020, absent further Congressional action. In addition, among other things, the ACA also established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our product and decreased profits to us. Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our out-licensed products and product candidates (if and when approved) and accordingly, our financial results.
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
We completed the implementation of a company-wide ERP system in the first fiscal quarter of 2019 to handle the business and financial processes within our operations and corporate functions. To reap the benefits of our ERP system, we were required to change certain business and financial processes. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns following the implementation process, or if the systems and the associated process changes do not give rise to the benefits that we expect. If we do not effectively maintain or integrate the ERP system as planned or if the systems do not operate as intended, it may adversely affect our ability to manage and run our business operations, file reports with the SEC in a timely manner, and/or otherwise affect our internal control environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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
Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit number	Description

10.1	Purchase Order #9186, dated as of February 14, 2019 between Zosano Pharma Corporation and Harro Hofliger Packaging Systems.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
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

Dated: May 14, 2019	Zosano Pharma Corporation (Registrant)

/s/ John Walker
John Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Kitchener
Gregory Kitchener
Chief Financial Officer (Principal Financial and Accounting Officer)