Form 10-Q
period 2019-06-30
Zosano Pharma Corp
filed 2019-08-14
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number 001-36570
___________________________
ZOSANO PHARMA CORPORATION
(Exact name of registrant as specified in its charter)
____________________________

Delaware	45-4488360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
34790 Ardentech Court
Fremont, CA 94555
(Address of principal executive offices) (Zip Code)
(510) 745-1200
(Registrant’s telephone number, including area code)
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, 0.0001 par value	ZSAN	The Nasdaq Stock Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2019, the registrant had a total of 17,723,039 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZOSANO PHARMA CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,252	$9,140
Marketable securities at fair value	3,488	13,862
Prepaid expenses and other current assets	991	358
Total current assets	18,731	23,360
Restricted cash	455	455
Property and equipment, net	20,568	11,916
Operating lease right-of-use assets	6,016	—
Other long-term assets	17	49
Total assets	$45,787	$35,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,985	$4,450
Accrued compensation	1,459	2,092
Build-to-suit obligation, current portion	3,147	2,326
Operating lease liabilities, current portion	1,026	—
Other accrued liabilities	3,678	2,419
Total current liabilities	15,295	11,287
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	5,091	4,478
Operating lease liabilities, long-term portion	6,369	—
Other liabilities	25	18
Deferred rent	—	1,287
Total liabilities	26,780	17,070
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 17,723,039 and 11,973,039 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	299,023	279,946
Accumulated deficit	(280,018)	(261,232)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ equity	19,007	18,710
Total liabilities and stockholders’ equity	$45,787	$35,780
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	6,640	6,533	13,256	12,339
General and administrative	2,767	2,272	5,638	4,532
Total operating expenses	9,407	8,805	18,894	16,871
Loss from operations	(9,407)	(8,805)	(18,894)	(16,871)
Other income (expense):
Interest income	82	79	162	94
Interest expense	(35)	(112)	(76)	(268)
Other income, net	—	2	22	3
Loss before provision for income taxes	(9,360)	(8,836)	(18,786)	(17,042)
Provision for income taxes	—	—	—	—
Net loss	$(9,360)	$(8,836)	$(18,786)	$(17,042)
Unrealized gain (loss) on marketable securities, net of tax	(1)	—	5	—
Comprehensive loss	$(9,361)	$(8,836)	$(18,781)	$(17,042)

Net loss per common share – basic and diluted	$(0.55)	$(0.75)	$(1.30)	$(2.47)
Weighted-average shares used in computing net loss per common share – basic and diluted	16,868,643	11,753,259	14,434,365	6,890,166
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2018	1,973,039	$—	$232,922	$(225,874)	$—	$7,048
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	(8,206)	—	(8,206)
Balance at March 31, 2018	1,973,039	—	233,061	(234,080)	—	(1,019)
Issuance of common stock in connection with public offering	10,000,000	1	45,604	—	—	45,605
Stock-based compensation	—	—	330	—	—	330
Net loss	—	—	—	(8,836)	—	(8,836)
Balance at June 30, 2018	11,973,039	$1	$278,995	$(242,916)	$—	$36,080

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	11,973,039	$1	$279,946	$(261,232)	$(5)	$18,710
Stock-based compensation	—	—	361	—	—	361
Unrealized gain on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(9,426)	—	(9,426)
Balance at March 31, 2019	11,973,039	1	280,307	(270,658)	1	9,651
Issuance of common stock in connection with public offering	5,750,000	1	18,330	—	—	18,331
Stock-based compensation	—	—	386	—	—	386
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(9,360)	—	(9,360)
Balance at June 30, 2019	17,723,039	$2	$299,023	$(280,018)	$—	$19,007
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,786)	$(17,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	747	469
Amortization of operating lease right-of-use assets	399	—
Depreciation	361	391
Deferred rent	—	515
Other	42	45
Change in operating assets and liabilities:
Prepaid expenses and other assets	(657)	635
Accounts payable	635	615
Accrued compensation and other accrued liabilities	(904)	(21)
Operating lease liabilities	(451)	—
Net cash used in operating activities	(18,614)	(14,393)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	13,900	16,000
Purchases of marketable securities	(3,476)	(37,475)
Purchases of property and equipment	(6,213)	(2,106)
Net cash provided by (used in) investing activities	4,211	(23,581)
Cash flows used in financing activities:
Proceeds from public offering of securities, net of underwriting commissions and offering costs	18,472	45,603
Proceeds from build-to-suit obligation, net of issuance costs	2,277	—
Principal payments on financing obligations	(1,234)	(3,083)
Net cash provided by financing activities	19,515	42,520
Net increase in cash, cash equivalents and restricted cash	5,112	4,546
Cash, cash equivalents and restricted cash at beginning of period	9,595	11,686
Cash, cash equivalents and restricted cash at end of period	$14,707	$16,232

Supplemental cash flow information:
Cash paid for interest	$365	$203
Cash paid for taxes	$1	$—
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$5,795	$264
Accrued offering costs	$142	$98
Right-of-use assets acquired under finance lease obligations	$22	$—
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
Basis of Presentation
The condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 25, 2019.
Use of Estimates
The preparation of the accompanying condensed financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed financial statements, and the reported amounts of expenses during the periods reported. Actual results could differ from those estimates.
Liquidity and Substantial Doubt in Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of June 30, 2019, had an accumulated deficit of $280.0 million. As of June 30, 2019, the Company had approximately $17.7 million in cash, cash equivalents and marketable securities. Presently, the Company does not have sufficient cash, cash equivalents and marketable securities to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On April 11, 2019, the Company closed a public offering of 5,000,000 shares of common stock at a price to the underwriter of $3.29 per share. On May 8, 2019, the underwriter purchased an additional 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $18.3 million, after deducting underwriting costs and estimated offering expenses.
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

2.	Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As discussed in the Company's Annual Report, the Company adopted the new leases standard in the first quarter of 2019. In the second quarter of 2019, the Company made an accounting policy election to recognize the impact of stock option forfeitures on stock compensation expense in the period the award is forfeited as permitted under ASC2016-09, Compensation-Stock Compensation (Topic 718). Previously, the Company estimated the effects of stock option forfeitures at the initial grant date and reduced stock compensation expense for the estimated effect of forfeitures over the requisite service period. There have been no other changes to the Company's significant accounting policies.
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
The adoption of the new leases standard resulted in the following adjustments to the Company's balance sheet as of January 1, 2019:

	December 31, 2018	Adoption Impact	January 1, 2019
	(in thousands)	(unaudited; in thousands)
Operating lease right-of-use assets	$—	$6,415	$6,415
Operating lease liabilities, current portion	$—	$945	$945
Other accrued liabilities	$2,414	$(143)	$2,271
Operating lease liabilities, long-term portion	$—	$6,900	$6,900
Deferred rent	$1,287	$(1,287)	$—
As of December 31, 2018, the short-term portion of deferred rent was recorded in other accrued liabilities. The adoption impact was a non-cash operating activity for the six months ended June 30, 2019.
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. If the interest rate implicit in the Company's lease contracts is not readily determinable, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.
As of June 30, 2019 and December 31, 2018, the Company had restricted cash of approximately $0.5 million consisting of deposits of $0.3 million to secure its building lease until the end of the lease term, a deposit of approximately $0.1 million to a utility provider and $35,000 to secure corporate purchasing cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	June 30, 2019	June 30, 2018
	(unaudited; in thousands)
Cash and cash equivalents	$14,252	$16,197
Restricted cash	455	35
Total	$14,707	$16,232
Marketable Securities
Marketable securities generally consist of debt securities with original maturities greater than 90 days and remaining maturities of less than one year. Marketable securities with an original maturity greater than one year, if any, would be considered long-term investments. All of the Company's investments are classified as available-for-sale and carried at fair value based upon quoted market price. The change in unrealized gains and losses related to fixed maturity debt securities is reported as a separate component of other comprehensive income (loss) on the statements of operations and comprehensive loss and as a separate component of stockholders' equity on the balance sheets. Interest income includes interest, dividends, amortization and accretion of purchase premiums and discounts and realized gains and losses on sales of securities, if any. The cost of securities sold is based on the specific-identification method.
The Company monitors its investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in marketable securities exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and its intent and ability to hold the security to maturity or expected recovery.
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

The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	June 30, 2019	June 30, 2018
	(unaudited)
Warrants to purchase common stock	274,524	199,524
Options to purchase common stock	1,765,742	1,186,318
Total	2,040,266	1,385,842
Recent Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU2018-15, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU2018-15 is effective for the Company in the first quarter of 2020. Early adoption is permitted. ASU2018-15 permits either a prospective or retrospective transition approach. The Company is currently evaluating ASU2018-15 to determine the impact to its financial statements and disclosures.
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
The FASB issued ASU2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments in June 2016, ASU2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2018, and ASU2019-05, Financial Instruments - Credit Losses, Targeted Transition Relief in May 2019. This new guidance is intended to present credit losses on available-for-sale debt securities as an allowance rather than as a write-down. Entities are required to apply the standards' provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU2016-13, ASU2018-19 and ASU2019-05 are effective for the Company in the first quarter of 2020. The Company is currently evaluating these standards to determine the impact to its financial statements and disclosures.

3.	Cash Equivalents and Investments in Marketable Securities
The following tables present summaries of the Company's cash equivalents and investments in marketable securities measured at fair value on a recurring basis:

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
As of June 30, 2019:

Money market funds	$9,111	$9,111	$—	$—
Commercial paper	3,803	—	3,803	—
U.S. treasuries	3,991	3,991	—	—
Total	$16,905	$13,102	$3,803	$—

Classified as:
Cash equivalents	$13,417
Marketable securities at fair value	3,488
Total	$16,905

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
As of December 31, 2018:

Money market funds	$4,830	$4,830	$—	$—
Commercial paper	1,497	—	1,497	—
Corporate notes and bonds	6,989	—	6,989	—
U.S. treasuries	8,375	8,375	—	—
Total	$21,691	$13,205	$8,486	$—

Classified as:
Cash equivalents	$7,829
Marketable securities at fair value	13,862
Total	$21,691
The Company did not transfer any marketable securities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the six months ended June 30, 2019.
The following tables summarize the unrealized positions for available-for-sale securities disaggregated by class of instrument:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited; in thousands)
As of June 30, 2019:
Money market funds	$9,111	$—	$—	$9,111
Commercial paper	3,804	—	(1)	3,803
U.S. treasuries	3,990	1	—	3,991
Total	$16,905	$1	$(1)	$16,905

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2018:
Money market funds	$4,830	$—	$—	$4,830
Commercial paper	1,497	—	—	1,497
Corporate notes and bonds	6,994	—	(5)	6,989
U.S. treasuries	8,375	—	—	8,375
Total	$21,696	$—	$(5)	$21,691

4.	Balance Sheet Components
The following table summarizes the Company's prepaid expenses and other current assets for each of the periods presented:

	June 30, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Prepaid services	295	88
Prepaid insurance	231	45
Prepaid rent	190	23
Prepaid software and subscriptions	170	42
Other	105	160
Total	$991	$358
The following table summarizes the Company’s property and equipment for each of the periods presented:

	June 30, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$16,951	$16,690
Manufacturing equipment	12,140	10,387
Laboratory and office equipment	1,817	1,434
Computer equipment and software	235	206
Construction-in-progress	16,565	9,558
	47,708	38,275
Less: accumulated depreciation	(27,140)	(26,359)
Total	$20,568	$11,916
Depreciation expense was approximately $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was approximately $0.4 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.
The gross property and equipment and accumulated depreciation presented in the above table includes right-of-use assets acquired under finance leases and the related accumulated amortization, respectively. Right-of-use assets under finance leases were comprised of office and computer equipment of approximately $54,000 and $24,000 at June 30, 2019 and December 31, 2018, respectively. Accumulated amortization related to right-of-use assets under finance leases was approximately $19,000 at June 30, 2019.
As of June 30, 2019, construction-in-progress included $10.9 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system, of which capitalized construction period interest was $1.0 million (See Note 6. Debt Financing).
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	June 30, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$2,055	$395
Pre-clinical and clinical study	891	483
Professional service fees	306	112
Contract manufacturing	158	834
Accrued taxes	20	187
Other	248	408
Total	$3,678	$2,419

5.	Leases
Operating Leases
The Company has a non-cancelable operating lease for office, research and development, and manufacturing facilities in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 60 months subject to certain terms and conditions. The operating lease right-of-use asset and associated lease liability do not consider the option to extend the term after August 31, 2024, as the Company is not reasonably certain of exercising the extension option.
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
The Company entered into a three year, non-cancelable lease for telephone equipment in January 2018.
Per the terms of the agreements, the Company does not have any residual value guarantees, restrictions or covenants. In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The Company accounts for lease and non-lease components separately. The building lease includes non-lease components (i.e. common area maintenance) which are charged and paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but reflected in operating expense in the period incurred.
Finance Leases
The Company leases certain equipment under non-cancelable agreements which expire between 2021 and 2022 that were accounted for as capital leases under ASC840. The leases were not reassessed at adoption of ASC842 as the Company elected the practical expedient to not reassess existing leases.
The finance lease obligations were as follows:

	June 30, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Finance lease obligations, current portion	$15	$5
Finance lease obligations, long-term portion	$25	$18
The components of lease cost were as follows:

Description of lease costs	Three months ended June 30, 2019	Six months ended June 30, 2019
	(unaudited; in thousands)
Finance Lease Cost
Amortization of finance lease right-of-use assets	$4	$19
Interest on finance lease obligations	3	12
Operating lease costs	410	820
Total	$417	$851

Cash payments for leases were as follows:

Description of cash payment	Six months ended June 30, 2019
(unaudited; in thousands)
Operating cash flows from operating leases	$872
Operating cash flows from finance leases	$6
Financing cash flows from finance leases	$6
Lease term and discount rate were as follows:

	June 30, 2019
Description of other lease information	Operating leases	Finance leases
	(unaudited)
Weighted-average remaining lease term (in years)	5.25	2.28
Weighted average discount rate	11%	27%
As of June 30, 2019, annual scheduled lease payments were as follows:

Year	Operating leases	Finance leases
	(unaudited; in thousands)
Remainder of 2019	$889	$12
2020	1,815	24
2021	1,863	14
2022	1,914	3
2023	1,970	—
2024	1,340	—
Total undiscounted cash flows	9,791	53
Less: amount representing interest	(2,396)	(13)
Present value of lease liabilities	$7,395	$40

6.	Debt Financing
Build-to-Suit Obligation with Trinity
In September 2018, the Company entered into a build-to-suit arrangement with Trinity Capital Fund III, L.P. ("Trinity") in order to obtain financing for the third party construction of the Company's commercial coating and primary packaging system (the "Equipment"), expected to be completed in the second quarter of 2020. Under the agreement, Trinity will make available to the Company $14.0 million for equipment costs and associated soft costs ("Total Cost"), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million, until March 30, 2020. At March 30, 2020, any unused portion of the $14.0 million will be subject to a non-utilization fee equal to 3% of the unused amount. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet.
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
As of June 30, 2019, the Company had drawn down a total of $10.1 million and had a remaining available balance under the line of credit of $3.9 million, which it will use to fund the construction of the Equipment. As of June 30, 2019, the Company had an aggregate commercial coating and primary packaging system construction-in-progress ("CIP") balance of $10.9 million that included $1.0 million of interest related to its build-to-suit obligation, and a net build-to-suit obligation of $8.2 million.
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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of June 30, 2019.
The following table summarizes the debt obligations as of June 30, 2019:

Drawdown Date	Drawdown Amount	Principal Balance as of 6/30/19	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Stated Interest Rate	Effective Interest Rate	Maturity Date
		(unaudited; in thousands)
09/25/2018	$5,000	$3,720	$600	$(85)	$(520)	$160	9.43%	26.28%	10/01/2021
12/11/2018	2,800	2,299	336	(60)	(201)	90	9.68%	19.58%	01/01/2022
06/06/2019	2,300	2,171	276	(71)	(227)	74	9.93%	19.77%	07/01/2022
Total	$10,100	$8,190	$1,212	$(216)	$(948)	$324
The following table is a summary of the Company's build-to-suit obligation as of June 30, 2019 (unaudited; in thousands):

Build-to-suit obligation principal amount	$8,190
Build-to-suit obligation Purchase Option Fees at present value	996
Less: unamortized Purchase Option Fees	(647)
unamortized fair value of free-standing warrants	(141)
unamortized debt discount	(145)
unamortized debt issuance costs	(15)
Build-to-suit obligation, net of debt issuance costs and discount	$8,238

Build-to-suit obligation, current portion	$3,147
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	5,091
Build-to-suit obligation, net of debt issuance costs and discount	$8,238

Future minimum payments on the Company’s build-to-suit obligation, including payment of principal and interest and Purchase Option Fees for each year ending December 31 were as follows:

Year	Principal	Interest	Purchase Option Fees
	(unaudited; in thousands)
Remainder of 2019	$1,508	$363	$—
2020	3,359	530	—
2021	2,964	194	600
2022	359	12	612
Total	$8,190	$1,099	$1,212
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
For the three and six months ended June 30, 2018, the Company recorded total interest expense of $0.1 million and $0.3 million, respectively, related to the Hercules Term Loan.

7.	Warrants
The following table summarizes the warrants issued and outstanding as of June 30, 2019:

	Warrants Outstanding as of December 31, 2018	Warrants Issued	Warrants Exercised	Warrants Expired	Warrants Outstanding as of June 30, 2019	Exercise Price	Expiration Date
		(unaudited)
PIPE Financing - Series B	195,906	—	—	—	195,906	$31.00	8/19/2021
Hercules - June 2014	1,583	—	—	—	1,583	$176.80	1/27/2020
Hercules - June 2015	2,035	—	—	—	2,035	$147.40	6/23/2020
Trinity - September 2018	75,000	—	—	—	75,000	$3.59	9/25/2025
Total	274,524	—	—	—	274,524

8.	Commitments and Contingencies
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
Equipment Purchase Commitments
The Company has a remaining commitment of $6.3 million with an equipment manufacturer for the construction and purchase of a commercial coating and primary packaging system for the production of its product candidate, Qtrypta™ (M207). The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid within the next 12 months.

The Company also has commitments with equipment manufacturers to produce its patch assembly machine and its applicator and retainer machinery. The aggregate purchase price of this equipment is $3.9 million of which $2.0 million was paid as of June 30, 2019.
Contract Manufacturing Organizations
In September 2018, the Company entered into a technology transfer agreement and a manufacturing and supply agreement with a contract manufacturing organization ("CMO") to provide services related to the manufacture and commercialization of Qtrypta™ (M207). During the term of the agreement, the CMO will provide services related to processing, packaging, labeling and storing Qtrypta™ (M207), in addition to other services such as stability testing, quality control and assurance, and waste disposal.
The agreements call for annual fees of $1.0 million in 2019 escalating to $14.0 million in 2024, to be paid in equal monthly installments. Beginning in 2020, the annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the agreement continues until the seventh anniversary of the date on which the Company receives New Drug Application approval of Qtrypta™ (M207) in the United States.
The Company may terminate the agreements upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances. If the Company elects to terminate the contracts for convenience, the Company would incur cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated, and costs to remove the Company's equipment and restore the CMO's facility to its original condition. The Company or the CMO may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.
As of June 30, 2019, the Company had entered into agreements with two CMOs for the construction of manufacturing space and technology transfer fees for $11.7 million of which $2.8 million had been paid.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2019.
Legal Proceedings
The Company is not party to any material pending legal proceedings. However, it may from time to time become involved in litigation relating to claims arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. To the extent that there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made.

9.	Stock-Based Compensation
The Amended and Restated 2014 Equity and Incentive Plan
The Amended and Restated 2014 Equity and Incentive Plan (“2014 Plan”) provides for the issuance of (i) cash awards and (ii) equity-based awards, denominated in shares of the Company’s common stock, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants. As of June 30, 2019, the Company had reserved 1,771,012 shares of its common stock for issuance under the 2014 Plan and a previously terminated plan, subject to automatic annual increases as set forth in the 2014 Plan. Options and awards under the 2014 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Restricted stock awards granted to employees, directors and consultants can be subject to the same vesting conditions and the right of repurchase by the Company of unvested shares as determined by its board of directors. As of June 30, 2019, the Company had 17,357 shares available for grant under the 2014 Plan.

During the six months ended June 30, 2019, the Company granted stock options to purchase 32,500 shares of common stock to non-employee directors.
The following table summarizes option and award activity, excluding inducement grants, for the six months ended June 30, 2019 (unaudited):

	Shares Available for Grant	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2019	55,799	1,296,157	$5.75	9.23	$—
Additional shares reserved	419,056	—	$—
Options granted	(496,950)	496,950	$3.27
Options canceled/forfeited/expired	39,452	(39,452)	$5.23
Balance at June 30, 2019	17,357	1,753,655	$5.06	9.05	$197
Exercisable at June 30, 2019		366,022	$8.55	8.49	$1
Vested or expected to vest at June 30, 2019		1,627,577	$5.15	9.03	$176
The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at June 30, 2019.
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
The following table summarizes the Company’s inducement grant stock option activity (unaudited):

	Number of Shares Subject to Outstanding Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2019	13,837	$20.60	4.52	$—
Options granted	—	$—
Options canceled/forfeited/expired	(1,750)	$22.80
Balance at June 30, 2019	12,087	$20.28	3.51	$—
Exercisable at June 30, 2019	9,795	$18.66	2.47	$—
Vested or expected to vest at June 30, 2019	11,952	$20.20	3.46	$—
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited; in thousands)		(unaudited; in thousands)
Research and development	$178	$142	$343	$209
General and administrative	208	188	404	260
Total	$386	$330	$747	$469
As of June 30, 2019, the Company had $4.4 million of total unrecognized stock-based compensation related to outstanding stock options that will be recognized over a weighted-average period of 3.06 years.

The Company’s stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes option pricing model and is recognized as expense over the requisite service period. The Black-Scholes option pricing model requires various highly judgmental assumptions including expected volatility and expected term. As the Company does not have sufficient historical stock price information to meet the expected life of the stock-based awards, the Company uses a blended volatility that includes the Company's common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly traded biopharmaceutical companies. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company's stock price becomes available. To estimate the expected term, the Company has opted to use the simplified method which is the use of the midpoint of the vesting term and the contractual term. If any of the assumptions used in the Black-Scholes option pricing model changes significantly, stock-based compensation expense may differ materially in the future from that recorded. Through March 31, 2019, the Company estimated the forfeiture rate based on historical experience and its expectations regarding future pre-vesting termination behavior of employees. In the second quarter of 2019, the Company made an accounting policy election to recognize the impact of forfeitures on compensation cost in the period the award is forfeited.
The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Dividend yield	—%	—%	—%	—%
Risk-free interest rate	1.97% - 2.45%	2.74% - 3.11%	1.97% - 2.66%	2.74% - 3.11%
Expected volatility	108%	89%	106% - 108%	89%
Expected term (years)	5.96 - 6.08	6.08	5.96 - 6.08	6.08

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
In October 2018, we announced the completion of the first phase of our long-term safety study with more than 150 evaluable subjects completing six months of treatment with Qtrypta™ (M207). In February 2019, we announced the completion of the second phase of our long-term safety study with more than 50 evaluable subjects completing one year of treatment with Qtrypta™ (M207). As of February 2019, more than 5,800 migraines had been treated with Qtrypta™ (M207). Investigators reported 831 adverse events, of which 297 were reported as application site reactions and 161 were reported as treatment related adverse events. As of February 2019, following treatment with Qtrypta™ (M207), 44% of patients reported pain freedom at two hours, 68% of patients reported relief from most bothersome symptom, while pain relief at two hours was reported for 81% of migraine attacks treated. Final results from the long-term safety study are expected to be presented at upcoming scientific meetings.
C213 for the Treatment of Cluster Headache
In August 2019, we announced that we submitted an Investigational New Drug application to the FDA to initiate a phase 2/3 clinical study for C213 in patients with cluster headache. Like QtryptaTM (M207) for the potential treatment of migraine, C213 for the potential treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our proprietary ADAM technology. In the Phase 2/3 study, if authorized to proceed by the FDA, approximately 120 adults who suffer from chronic or episodic cluster headache will be randomized to receive 1.9 mg of QtryptaTM (M207), 3.8 mg of QtryptaTM (M207), or placebo in a 1:1:1 fashion. The co-primary endpoints of the study will be the proportion of patients who achieve pain relief at 15 minutes and the proportion of patients whose pain relief is sustained from 15 minutes to 60 minutes.

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
Our significant accounting policies are included in “Part II - Item 8 - Financial Statements and Supplementary Data - Note 2 - Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. As discussed in our Annual Report, we adopted the new leases standard in the first quarter of 2019. In the second quarter of 2019, we made an accounting policy election to recognize the impact of stock option forfeitures on stock compensation expense in the period the award is forfeited as permitted under ASC2016-09, Compensation-Stock Compensation (Topic 718). Previously, we estimated the effects of stock option forfeitures at the initial grant date and reduced stock compensation expense for the estimated effect of forfeitures over the requisite service period. There have been no other changes to the Company's significant accounting policies.
Leases
At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. If the interest rate implicit in our lease contracts is not readily determinable, we utilize our incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.
Financial Operations Overview
General
As of June 30, 2019, we had an accumulated deficit of $280.0 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta™ (M207) product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
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
Research and development expenses consist of:

•	production costs which include, but are not limited to, employee-related expenses, including salaries, benefits and stock-based compensation expense, drug formulation and clinical trials;

•
expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of our intracutaneous delivery system, including fees paid to contract manufacturing organizations;

•
fees paid to contract research organizations ("CROs"), clinical consultants, clinical trial sites and vendors, including institutional review boards ("IRBs"), in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	fees paid to conduct clinical studies, drug formulation and cost of consumables used in nonclinical and clinical trials;

•	other consulting fees paid to third parties; and

•	allocation of certain shared costs, such as facilities-related costs.
Our research and development expenses may increase in the future. The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors, including, but not limited to: the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. In situations in which third parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third parties and not under our control. Additionally, a future collaborative partner may only be interested in applying our technology in the development and advancement of their own product candidates.
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
Other Income and Expenses
Interest income. Interest income consists primarily of interest and amortization of premiums and accretion of discounts related to our investments in marketable securities.
Interest expense. Interest expense consists of interest costs and associated amortization of debt discount and issuance costs, if any, related to debt financing and an equity line of credit.
Other income, net. Other income, net consists of miscellaneous income or expenses that are not included in other categories of the statement of operations.

Results of Operations
Comparison of the three months ended June 30, 2019 and 2018
Research and development expenses

	Three months ended June 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Research and development	$6,640	$6,533	$107	2%
Research and development expenses increased approximately $0.1 million, or 2%, for the three months ended June 30, 2019, as compared to the same period in 2018. The $0.1 million increase was primarily attributable to $0.5 million of costs associated with the scale up and technology transfer to our contract manufacturers and an increase of $0.3 million in compensation costs due to an increase in headcount. These increases were offset by a $0.7 million decrease in clinical trial costs primarily due to lower Qtrypta™ (M207) long-term safety study costs as compared to the same period in 2018.
General and administrative expenses

	Three months ended June 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
General and administrative	$2,767	$2,272	$495	22%
General and administrative expenses increased approximately $0.5 million, or 22%, for the three months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to $0.3 million in strategic development and pre-commercialization activities and $0.2 million in professional service fees.
Other income and expense

	Three months ended June 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Interest income	$82	$79	$3	4%
Interest expense	$(35)	$(112)	$77	(69)%
Other income, net	$—	$2	$(2)	*
_______________________________
* Not meaningful
Interest income for the three months ended June 30, 2019 and 2018 resulted from interest recognized related to our marketable securities.
Interest expense decreased approximately $0.1 million, or 69%, for the three months ended June 30, 2019, as compared to the same period in 2018. For the three months ended June 30, 2018, interest expense was primarily attributable to the Hercules Term Loan, for which the outstanding obligation was paid in full in September 2018. For the three months ended June 30, 2019, interest expense was primarily attributed to amortization of deferred offering costs related to an equity line of credit.

Results of Operations
Comparison of the six months ended June 30, 2019 and 2018
Research and development expenses

	Six months ended June 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Research and development	$13,256	$12,339	$917	7%
Research and development expenses increased approximately $0.9 million, or 7%, for the six months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily attributable to $1.6 million in costs associated with the scale up and technology transfer to our contract manufacturers. An additional increase of $0.8 million in research and development was the result of an increase in compensation costs primarily due to an increase in headcount. These increases were offset by a decrease of $1.0 million in clinical trial costs, primarily related to Qtrypta™ (M207) long-term safety study costs, a decrease of $0.4 million as a result of a reduction in temporary manufacturing staff due to the completion of regulatory batches and a decrease of $0.2 million in preclinical costs.
General and administrative expenses

	Six months ended June 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
General and administrative	$5,638	$4,532	$1,106	24%
General and administrative expenses increased approximately $1.1 million, or 24%, for the six months ended June 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to $0.5 million in strategic development and pre-commercialization activities, $0.4 million in professional services and $0.2 million of compensation costs, including stock-based compensation.
Other income and expense

	Six months ended June 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Interest income	$162	$94	$68	72%
Interest expense	$(76)	$(268)	$192	(72)%
Other income, net	$22	$3	$19	*
_______________________________
* Not meaningful
Interest income resulted primarily from interest recognized related to our marketable securities. The increase for the six months ended June 30, 2019 as compared to the same period in 2018 resulted from higher balances in investment holdings.
Interest expense decreased approximately $0.2 million, or 72%, for the six months ended June 30, 2019, as compared to the same period in 2018. For the six months ended June 30, 2018, interest expense was primarily attributable to the Hercules Term Loan, for which the outstanding obligation was paid in full in September 2018. For the six months ended June 30, 2019, interest expense was primarily attributed to amortization of deferred offering costs for our equity line of credit.

Liquidity and Capital Resources
As of June 30, 2019, we had an accumulated deficit of $280.0 million and $18.6 million of negative cash flows from operating activities for the six months ended June 30, 2019. As of June 30, 2019, we had approximately $17.7 million in cash, cash equivalents, and marketable securities. Presently, we do not have sufficient cash, cash equivalents and marketable securities to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. Further, to continue operations for the remainder of 2019, we will need to obtain additional capital resources by the end of the fourth quarter of 2019 through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
On April 11, 2019, we closed a public offering of 5,000,000 shares of common stock at a price to the underwriter of $3.29 per share. On May 8, 2019, the underwriter purchased an additional 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $18.3 million, after deducting underwriting costs and estimated offering expenses.
Our ability to complete the sale of equity securities and access the market as a source of liquidity is dependent on investor demand, market conditions and other factors. Therefore, we can provide no assurance that any such offering will be on terms favorable to us or our stockholders, or that such offering will be successful at all. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.
Since our inception in October 2006, we have funded our operations primarily through a combination of equity offerings, secured and unsecured borrowings from private investors, bank credit facilities, and licensing and service revenue from license and collaboration agreements. We also have an equity line of credit pursuant to a purchase agreement with Lincoln Park Capital, LLC, which provides for the purchase of up to $35.0 million worth of our common stock over the term of the purchase agreement, subject to certain conditions and limitations. Additionally, we have access to $3.9 million from our arrangement with Trinity to fund the manufacture of our commercial coating and primary packaging system.
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
If we are unable to raise additional funds when needed, we may be required to suspend, delay, reduce or terminate our development programs and clinical trials. We may also be required to sell or license our technologies, clinical product candidates, or programs, if any, which we would prefer to develop and commercialize ourselves.

Cash Flows
The following table shows a summary of our cash flows:

	Six Months Ended June 30,
	2019	2018
	(unaudited; in thousands)
Net cash (used in) provided by:
Operating activities	$(18,614)	$(14,393)
Investing activities	4,211	(23,581)
Financing activities	19,515	42,520
Net increase in cash and cash equivalents	$5,112	$4,546
Operating Cash Flow: Net cash used in operating activities was approximately $18.6 million and $14.4 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used during the first six months of 2019 was primarily used for technology transfer costs in conjunction with services performed by our contract manufacturers and clinical trial costs, in addition to other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used during the first six months of 2018 was primarily due to clinical trial costs for the Qtrypta™ (M207) long-term safety study production and support, in addition to other research and development and administrative expenses incurred in the course of our continuing operations.
Investing Cash Flow: Net cash provided by investing activities was approximately $4.2 million for the six months ended June 30, 2019 and net cash used in investing activities was approximately $23.6 million for the six months ended June 30, 2018. Net cash provided by investing activities during the first six months of 2019 was primarily the result of $10.4 million of net proceeds from maturities of marketable securities, offset by $6.2 million of property and equipment purchases to support our pre-commercialization activities. Net cash used in investing activities during the first six months of 2018 was primarily due to $21.5 million of net purchases of marketable securities and $2.1 million of property and equipment purchases.
Financing Cash Flow: Net cash provided by financing activities was approximately $19.5 million and $42.5 million for the six months ended June 30, 2019 and 2018, respectively. Net cash provided by financing activities for the first six months of 2019 was primarily due to $18.5 million of net proceeds from a registered public offering, $2.3 million of net proceeds from Trinity, offset by $1.2 million in principal payments on our build-to-suit obligation with Trinity. Net cash provided by financing activities for the first six months of 2018 was primarily due to proceeds from a registered public offering of $45.6 million, net of underwriter's commissions and offering costs, offset by $3.1 million of principal payments on the Hercules Term Loan.
Contractual Obligations and Commitments
Our contractual obligations primarily consist of our obligations under non-cancelable operating and finance leases, our build-to-suit obligation with Trinity, and other purchase obligations, such as those for equipment purchases and for contract manufacturing.
There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 25, 2019, other than a non-cancelable commitment of $7.0 million to our primary contract manufacturer for the build-out of our commercial suite, which we expect to pay over the next twelve months.
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
We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $14.3 million as of June 30, 2019, which consisted of bank deposits and money market funds. We had investments in marketable securities at fair value of $3.5 million as of June 30, 2019, which consisted primarily of U.S. treasuries and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
 There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of June 30, 2019, we had an accumulated deficit of $280.0 million as well as negative cash flows from operating activities. As of June 30, 2019, we had approximately $17.7 million in cash, cash equivalents and marketable securities, and we do not have sufficient cash, cash equivalents and marketable securities to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
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
Since inception, we have incurred significant operating losses. For the six months ended June 30, 2019, we incurred a net loss of $18.8 million. As of June 30, 2019, we had an accumulated deficit of $280.0 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, Qtrypta™ (M207), or any other products we develop. These expenditures will be incurred for development, clinical trials, regulatory compliance, infrastructure, and manufacturing. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta™ (M207) or any other products we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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

•	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our contract manufacturing organizations ("CMOs");

•	the FDA may change its approval policies or adopt new regulations;

•	we may need to depend on third party manufacturers to supply or manufacture our products;

•	we depend on contract research organizations to conduct our clinical trials;

•	we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials;

•	we may not be able to demonstrate that our product candidate is safe and effective as a treatment for its intended indications to the satisfaction of the FDA or other similar regulatory bodies;

•	we may be unable to establish or maintain collaborations, licensing or other arrangements;

•	the market may not accept our product candidate;

•	we may be unable to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;

•	we may experience competition from existing products or new products that may emerge; and

•	we and our licensors may be unable to successfully obtain, maintain, defend and enforce intellectual property rights important to protect our product candidate.
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
The long-term safety study for Qtrypta™ (M207) is an important step in the development of Qtrypta™ (M207). If we cannot produce results that satisfy FDA requirements, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
In February 2019, we announced the completion of the final phase of our long-term safety study where more than 50 evaluable subjects were treated for a year. This long-term safety study will need to produce results that satisfy FDA requirements. If the results do not satisfy the FDA’s requirements, we could be required to conduct additional clinical or preclinical studies or we may be required to delay, limit, reduce or terminate our development of Qtrypta™ (M207). Also, even though we have discussed our development strategy with the FDA on our Qtrypta™ (M207) program and received feedback from the FDA about the size and the length of the safety study, the FDA may require us to provide more data than we currently anticipate, which would further delay the regulatory approval process and require additional clinical or preclinical work.
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

Our development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidate or allow our competitors to bring a product candidate to market before we do, and thereby impair our ability to successfully commercialize our product candidate.
The results of our clinical trials may not support the intended use of Qtrypta™ (M207) or any other product candidates we may develop.
Even if our clinical trials are completed as planned, we cannot be certain that the results will support the intended use of our products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidate is safe and effective in humans for its intended uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDA with the FDA and, ultimately, our ability to commercialize our product candidate and generate revenues. In addition, our clinical trials to date have involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.
Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical trials. In addition, data obtained from trials are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical testing, early clinical trials and even later stage clinical trials, such as our phase 2/3 ZOTRIP trial, does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. While members of our management team have experience in designing clinical trials, we have limited experience in designing clinical trials and we may be unable to design and execute a clinical trial to support regulatory approval. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If our product candidate is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for them and our business would be harmed.
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

•
our ability to obtain and maintain sufficient third party coverage or adequate reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third party payers.

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
There are limited number of third party service providers that specialize or have the expertise required to achieve our business objectives. In particular, there would be a significant increase in clinical trial expenses, including adopting a new electronic data capture platform or other technology platforms, the need to enter into new contracts and costs associated with the transfer of data, as well as an increased risk of the loss of data. Identifying, qualifying and managing performance of third party service providers can be difficult, time-consuming and may cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidate and clinical trials. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CRO or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed, or we may be required to repeat such clinical trials, which would delay the regulatory approval process.
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
As noted above, the ACA is significantly changing the way healthcare is financed by both governmental and private insurers. While we cannot predict what impact on federal reimbursement policies this law or any amendment to it will continue to have in general or specifically on any product that we may commercialize, the ACA or any such amendment may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of new products. In addition, although the United States Supreme Court has upheld the constitutionality of most of the ACA, several states have not implemented certain sections of the ACA, including 19 that have rejected the expansion of Medicaid eligibility for low income citizens, and some members of the U.S. Congress are still working to repeal the ACA. More recently, President Trump is seeking to repeal or replace all or portions of the ACA but to date they have been unable to agree on any such legislation. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to repeal or replace elements of the ACA in the future. We cannot predict what legislation, if any, to repeal or replace the ACA will become law, or what impact any such legislation may have on our product candidate.
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
The U.S. tax reform bill passed in 2017 could adversely affect our business and financial condition.
Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability.  For example, The Tax Cuts and Jobs Act (the "Tax Act") was enacted in the United States on December 22,

2017.  Given our valuation allowance position, the Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets.  The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits. The Tax Act may have significant impacts in future periods and our business and financial condition could be adversely affected.  The future impact of the Tax Act on holders of our common stock is also uncertain and could be adverse.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have experienced such ownership changes in the past (and derecognized certain deferred tax assets as of December 31, 2018 in connection with ownership changes we determined had occurred prior to such date), and we may experience ownership changes in the future as a result of future offerings and/or subsequent shifts in our stock ownership, some of which may be outside our control. Because our ability to use our net operating loss carryforwards and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes.

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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through June 30, 2019, for example, our stock has traded in a range with a low of $1.85 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
Our principal stockholders and management own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.

Our directors, executive officers, and the holders of more than 5% of our common stock together with their affiliates beneficially own a significant number of shares of our common stock. These stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approvals of any merger, sale of assets or other major corporate transaction. Some stockholders may have shortened time horizons for their desired returns and may attempt to influence the Company's strategy, including internal and external influences. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

10.1†
Master Lease Agreement, dated September 25, 2018, with Trinity Capital Fund III, L.P., as amended, together with Equipment Schedule No. 1-1, dated September 25, 2018, Equipment Schedule No. 1-2, dated December 11, 2018, and Equipment Schedule No. 1-3, dated June 6, 2019.

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

Dated: August 14, 2019	Zosano Pharma Corporation (Registrant)

/s/ John Walker
John Walker
Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Kitchener
Gregory Kitchener
Chief Financial Officer (Principal Financial and Accounting Officer)