Form 10-Q
period 2019-09-30
Zosano Pharma Corp
filed 2019-11-14
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
(510) 745-1200
(Registrant’s telephone number, including area code)
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	ZSAN	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2019, the registrant had a total of 18,230,803 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZOSANO PHARMA CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,492	$9,140
Marketable securities at fair value	—	13,862
Prepaid expenses and other current assets	779	358
Total current assets	7,271	23,360
Restricted cash	455	455
Property and equipment, net	22,936	11,916
Operating lease right-of-use assets	5,985	—
Other long-term assets	21	49
Total assets	$36,668	$35,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,811	$4,450
Accrued compensation	1,836	2,092
Build-to-suit obligation, current portion	3,917	2,326
Operating lease liabilities, current portion	1,096	—
Other accrued liabilities	3,466	2,419
Total current liabilities	14,126	11,287
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	5,907	4,478
Operating lease liabilities, long-term portion	6,236	—
Other liabilities	20	18
Deferred rent	—	1,287
Total liabilities	26,289	17,070
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 18,230,803 and 11,973,039 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	1
Additional paid-in capital	300,258	279,946
Accumulated deficit	(289,881)	(261,232)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ equity	10,379	18,710
Total liabilities and stockholders’ equity	$36,668	$35,780
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	6,486	5,899	19,742	18,238
General and administrative	3,071	2,353	8,709	6,887
Total operating expenses	9,557	8,252	28,451	25,125
Loss from operations	(9,557)	(8,252)	(28,451)	(25,125)
Other income (expense):
Interest income	41	153	203	248
Interest expense	(281)	(79)	(357)	(347)
Other income (expense), net	(66)	9	(44)	13
Loss before provision for income taxes	(9,863)	(8,169)	(28,649)	(25,211)
Provision for income taxes	—	—	—	—
Net loss	$(9,863)	$(8,169)	$(28,649)	$(25,211)
Unrealized gain on marketable securities, net of tax	—	—	5	—
Comprehensive loss	$(9,863)	$(8,169)	$(28,644)	$(25,211)

Net loss per common share – basic and diluted	$(0.55)	$(0.68)	$(1.84)	$(2.93)
Weighted-average shares used in computing net loss per common share – basic and diluted	17,832,092	11,973,039	15,579,387	8,603,076
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2018	1,973,039	$—	$232,922	$(225,874)	$—	$7,048
Stock-based compensation	—	—	139	—	—	139
Net loss	—	—	—	(8,206)	—	(8,206)
Balance at March 31, 2018	1,973,039	$—	$233,061	$(234,080)	$—	$(1,019)
Stock-based compensation	—	—	330	—	—	330
Issuance of common stock in connection with public offering	10,000,000	1	45,604	—	—	45,605
Net loss	—	—	—	(8,836)	—	(8,836)
Balance at June 30, 2018	11,973,039	$1	$278,995	$(242,916)	$—	$36,080
Stock-based compensation	—	—	346	—	—	346
Issuance of common stock warrants in connection with build-to-suit obligation	—	—	243	—	—	243
Net loss	—	—	—	(8,169)	—	(8,169)
Balance at September 30, 2018	11,973,039	$1	$279,584	$(251,085)	$—	$28,500

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	11,973,039	$1	$279,946	$(261,232)	$(5)	$18,710
Stock-based compensation	—	—	361	—	—	361
Unrealized gain on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(9,426)	—	(9,426)
Balance at March 31, 2019	11,973,039	$1	$280,307	$(270,658)	$1	$9,651
Stock-based compensation	—	—	386	—	—	386
Issuance of common stock in connection with public offering	5,750,000	1	18,330	—	—	18,331
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(9,360)	—	(9,360)
Balance at June 30, 2019	17,723,039	$2	$299,023	$(280,018)	$—	$19,007
Stock-based compensation	—	—	423	—	—	423
Issuance of common stock in connection with At-the-Market offering	507,764	—	812	—	—	812
Net loss	—	—	—	(9,863)	—	(9,863)
Balance at September 30, 2019	18,230,803	$2	$300,258	$(289,881)	$—	$10,379
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,649)	$(25,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,170	815
Amortization of operating lease right-of-use assets	619	—
Depreciation	518	614
Deferred rent	—	1,026
Other	269	(531)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(554)	362
Accounts payable	1,086	(306)
Accrued compensation and other accrued liabilities	(1,108)	861
Operating lease liabilities	(701)	—
Net cash used in operating activities	(27,350)	(22,370)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	17,400	29,255
Purchases of marketable securities	(3,476)	(46,700)
Purchases of property and equipment	(10,939)	(4,082)
Net cash provided by (used in) investing activities	2,985	(21,527)
Cash flows from financing activities:
Proceeds from public offering of securities, net of underwriting commissions and offering costs	19,250	45,604
Proceeds from build-to-suit obligation, net of issuance costs	4,550	5,000
Principal payments on financing obligations	(2,083)	(6,396)
Net cash provided by financing activities	21,717	44,208
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,648)	311
Cash, cash equivalents and restricted cash at beginning of period	9,595	11,686
Cash, cash equivalents and restricted cash at end of period	$6,947	$11,997

Supplemental cash flow information:
Cash paid for interest	$580	$257
Cash paid for taxes	$1	$—
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$3,571	$—
Capitalized effective interest	$410	$—
Accrued offering costs	$107	$—
Right-of-use assets acquired under finance lease obligations	$22	$—
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
Basis of Presentation
The condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 25, 2019.
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
Liquidity and Substantial Doubt in Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of September 30, 2019, had an accumulated deficit of $289.9 million. As of September 30, 2019, the Company had approximately $6.5 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On August 22, 2019, the Company terminated its purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”). The agreement provided for the purchase of up to $35.0 million worth of the Company’s common stock over a 30-month-term that commenced on November 21, 2017. No sales of common stock were made under the agreement.
On August 19, 2019, the Company entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market ("ATM") offering program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide BTIG with customary indemnification rights. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. During the quarter ended September 30, 2019, the Company issued and sold 507,764 shares of common stock at an average price of $2.07 per share under the ATM program. The aggregate net proceeds were approximately $0.8 million after BTIG's commission of $32,000 and other offering expenses.
On April 11, 2019, the Company closed a public offering of 5,000,000 shares of common stock at a price to the underwriter of $3.29 per share. On May 8, 2019, the underwriter purchased an additional 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $18.3 million, after deducting underwriting costs and offering expenses.

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
As of December 31, 2018, the short-term portion of deferred rent was recorded in other accrued liabilities. The adoption impact was a non-cash operating activity for the nine months ended September 30, 2019.
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
As of September 30, 2019 and December 31, 2018, the Company had restricted cash of approximately $0.5 million consisting of deposits of $0.3 million to secure its building lease until the end of the lease term, a deposit of approximately $0.1 million to a utility provider and $35,000 to secure corporate purchasing cards.
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the statement of cash flows:

	September 30, 2019	September 30, 2018
	(unaudited; in thousands)
Cash and cash equivalents	$6,492	$11,962
Restricted cash	455	35
Total	$6,947	$11,997
Marketable Securities
Marketable securities generally consist of debt securities with original maturities greater than 90 days and remaining maturities of less than one year. Marketable securities with an original maturity greater than one year, if any, would be considered long-term investments. All of the Company's investments are classified as available-for-sale and carried at fair value based upon quoted market price. The change in unrealized gains and losses related to fixed maturity debt securities is reported as a separate component of other comprehensive loss on the statements of operations and comprehensive loss and as a separate component of stockholders' equity on the balance sheets. Interest income includes interest, dividends, amortization and accretion of purchase premiums and discounts and realized gains and losses on sales of securities, if any. The cost of securities sold is based on the specific-identification method.
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	September 30, 2019	September 30, 2018
	(unaudited)
Warrants to purchase common stock	274,524	274,524
Options to purchase common stock	1,865,978	1,189,317
Total	2,140,502	1,463,841
Recent Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-05, Financial Instruments - Credit Losses, Targeted Transition Relief in May 2019, ASU2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments in April 2019, and ASU2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2018. This new guidance is intended to present credit losses on available-for-sale debt securities as an allowance rather than as a write-down. Entities are required to apply the standards' provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU2019-05, ASU2019-04 and ASU2018-19 are effective for the Company in the first quarter of 2020 and are not expected to have a significant impact to its financial statements and disclosures.
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

3.	Cash Equivalents and Investments in Marketable Securities
The following tables present summaries of the Company's cash equivalents and investments in marketable securities measured at fair value on a recurring basis:

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
As of September 30, 2019:
Money market funds	$2,946	$2,946	$—	$—

Classified as:
Cash equivalents	$2,946

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
As of December 31, 2018:
Money market funds	$4,830	$4,830	$—	$—
Commercial paper	1,497	—	1,497	—
Corporate notes and bonds	6,989	—	6,989	—
U.S. treasuries	8,375	8,375	—	—
Total	$21,691	$13,205	$8,486	$—

Classified as:
Cash equivalents	$7,829
Marketable securities at fair value	13,862
Total	$21,691
The Company did not transfer any marketable securities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the nine months ended September 30, 2019.
The following tables summarize the unrealized positions for available-for-sale securities disaggregated by class of instrument:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2018:
Money market funds	$4,830	$—	$—	$4,830
Commercial paper	1,497	—	—	1,497
Corporate notes and bonds	6,994	—	(5)	6,989
U.S. treasuries	8,375	—	—	8,375
Total	$21,696	$—	$(5)	$21,691

4.	Balance Sheet Components
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	September 30, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Prepaid services	$403	$88
Prepaid insurance	224	45
Prepaid software and subscriptions	121	42
Deferred offering costs	—	114
Other	31	69
Total	$779	$358
The following table summarizes the Company’s property and equipment for each of the periods presented:

	September 30, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$16,992	$16,690
Manufacturing equipment	12,140	10,387
Laboratory and office equipment	1,766	1,434
Computer equipment and software	235	206
Construction-in-progress	19,048	9,558
	50,181	38,275
Less: accumulated depreciation	(27,245)	(26,359)
Total	$22,936	$11,916
Depreciation expense was approximately $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was approximately $0.5 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively.
The gross property and equipment and accumulated depreciation presented in the above table includes right-of-use assets acquired under finance leases and the related accumulated amortization, respectively. Right-of-use assets under finance leases were comprised of office and computer equipment of approximately $54,000 and $24,000 at September 30, 2019 and December 31, 2018, respectively. Accumulated amortization related to right-of-use assets under finance leases was approximately $23,000 at September 30, 2019.
As of September 30, 2019, construction-in-progress included $11.5 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system, of which capitalized construction period interest was $1.1 million (See Note 6. Debt Financing).
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	September 30, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$2,422	$395
Contract manufacturing	393	834
Professional service fees	225	112
Pre-clinical and clinical study	219	483
Accrued taxes	30	187
Other	177	408
Total	$3,466	$2,419

5.	Leases
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
In September 2019, the Company agreed to pay incremental costs of $251,000 in the form of additional rent in equal monthly installments over the remaining term of the lease, for specific work defined in the lease agreement. The Company accounted for the incremental rent as a lease modification by increasing the right-of-use asset and associated liability by $189,000. The modification was reflected as a non-cash operating activity in the statement of cash flows for the nine months ended September 30, 2019. There were no changes to the lease terms.
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
The finance lease obligations were as follows:

	September 30, 2019	December 31, 2018
	(unaudited; in thousands)	(in thousands)
Finance lease obligations, current portion	$17	$5
Finance lease obligations, long-term portion	$20	$18
The components of lease cost were as follows:

Description of lease costs	Three months ended September 30, 2019	Nine Months Ended September 30, 2019
	(unaudited; in thousands)
Operating lease costs	$422	$1,250
Finance lease costs:
Amortization of finance lease right-of-use assets	4	23
Interest on finance lease obligations	3	15
Total	$429	$1,288

Cash payments for leases were as follows:

Description of cash payment	Nine months ended September 30, 2019
(unaudited; in thousands)
Operating cash flows from operating leases - cash paid for operating leases	$1,332
Operating cash flows from finance leases - cash paid for interest	$9
Financing cash flows from finance leases - cash paid for principal	$10
Lease term and discount rate were as follows:

	September 30, 2019
Description of other lease information	Operating leases	Finance leases
	(unaudited)
Weighted-average remaining lease term (in years)	4.91	2.05
Weighted average discount rate	11%	27%
As of September 30, 2019, annual scheduled lease payments were as follows:

Year	Operating leases	Finance leases
	(unaudited; in thousands)
Remainder of 2019	$461	$6
2020	1,861	24
2021	1,909	14
2022	1,961	3
2023	2,017	—
2024	1,371	—
Total undiscounted cash flows	9,580	47
Less: amount representing interest	(2,248)	(10)
Present value of lease liabilities	$7,332	$37

6.	Debt Financing
Build-to-Suit Obligation with Trinity
In September 2018, the Company entered into a build-to-suit arrangement with Trinity Capital Fund III, L.P. ("Trinity") in order to obtain financing for the third party construction of the Company's commercial coating and primary packaging system (the "Equipment"), expected to be completed in 2020. Under the agreement, Trinity will make available to the Company $14.0 million for equipment costs and associated soft costs ("Total Cost"), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million, until March 30, 2020. At March 30, 2020, any unused portion of the $14.0 million will be subject to a non-utilization fee equal to 3% of the unused amount. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.
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
Under the financing arrangement, each individual drawdown represents a separate financing arrangement with its own 36-month-term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. Each drawdown has embedded optional purchase options to (i) extend the term for an additional three months, with the option to purchase the equipment at 4% of the Total Cost, which is equal to the drawdown amount, following the end of such extended term, or (ii) purchase the equipment at 12% of the Total Cost, which is equal to the drawdown amount, at the end of the 36-month-term. The Company intends to exercise the 12% purchase option at the end of each 36-month-term ("Purchase Option Fee"). The transfer of title from Trinity to the Company will occur at the end of the final 36-month-term, provided that the purchase option was executed, and the Purchase Option Fee was paid in full at the end of each 36-month-term. Failure to pay any of the Purchase Option Fees will result in Trinity retaining title to the Equipment and the Company paying a 6% restocking fee.
As of September 30, 2019, the Company had drawn down a total of $12.4 million and had a remaining available balance under the line of credit of $1.6 million, which it will use to fund the construction of the Equipment. As of September 30, 2019, the Company had an aggregate commercial coating and primary packaging system construction-in-progress ("CIP") balance of $11.5 million that included $1.1 million of interest related to its build-to-suit obligation, and a net build-to-suit obligation of $9.8 million.
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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of September 30, 2019.
The following table summarizes the debt obligations as of September 30, 2019:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Stated Interest Rate	Effective Interest Rate	Maturity Date
		(unaudited; in thousands)
09/25/2018	$5,000	$3,328	$600	$(74)	$(451)	$160	9.43%	26.28%	10/01/2021
12/11/2018	2,800	2,085	336	(51)	(171)	90	9.68%	19.58%	01/01/2022
06/06/2019	2,300	2,060	276	(61)	(197)	74	9.93%	19.77%	07/01/2022
09/13/2019	2,300	2,171	276	(71)	(232)	74	9.93%	19.93%	10/01/2022
Total	$12,400	$9,644	$1,488	$(257)	$(1,051)	$398
The following table is a summary of the Company's build-to-suit obligation as of September 30, 2019 (unaudited; in thousands):

Build-to-suit obligation principal amount	$9,644
Build-to-suit obligation Purchase Option Fees at present value	1,231
Less: unamortized Purchase Option Fees	(763)
unamortized fair value of free-standing warrants	(123)
unamortized debt discount	(152)
unamortized debt issuance costs	(13)
Build-to-suit obligation, net of debt issuance costs and discount	$9,824

Build-to-suit obligation, current portion	$3,917
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	5,907
Build-to-suit obligation, net of debt issuance costs and discount	$9,824

Future minimum payments on the Company’s build-to-suit obligation, including payment of principal and interest and Purchase Option Fees for each year ending December 31 were as follows:

Year	Principal	Interest	Purchase Option Fees
	(unaudited; in thousands)
Remainder of 2019	$902	$218	$—
2020	4,068	710	—
2021	3,748	301	600
2022	926	38	888
Total	$9,644	$1,267	$1,488
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

7.	Warrants
The following table summarizes the warrants issued and outstanding as of the periods presented:

	Expiration Date	Exercise Price	Warrants Outstanding as of September 30, 2019	Warrants Outstanding as of December 31, 2018
				(unaudited)
PIPE Financing - Series B	8/19/2021	$31.00	195,906	195,906
Hercules Term Loan - June 2014	1/27/2020	$176.80	1,583	1,583
Amendment to Hercules Term Loan - June 2015	6/23/2020	$147.40	2,035	2,035
Trinity - September 2018	9/25/2025	$3.59	75,000	75,000
Total			274,524	274,524

8.	Commitments and Contingencies
Equipment Purchase Commitments
The Company has a remaining commitment of $3.7 million, of which $1.3 million was recorded as a current liability as of September 30, 2019, with an equipment manufacturer for the construction and purchase of a commercial coating and primary packaging system for the production of its product candidate, Qtrypta™ (M207). The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid within the next 12 months.
The Company also has commitments with equipment manufacturers to produce its patch assembly machine and its applicator and retainer machinery totaling $1.2 million, of which $0.8 million was a current liability on the balance sheet as of September 30, 2019.

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
The Company may terminate the agreements upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances. The Company may also elect to terminate the contracts for convenience, which would result in cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated, and costs to remove the Company's equipment and restore the CMO's facility to its original condition. The Company or the CMO may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.
The Company had commitments with two CMOs for the construction of manufacturing space and technology transfer fees totaling $7.8 million, of which $1.8 million was a current liability on the balance sheet as of September 30, 2019.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2019.
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
The following table summarizes stock option activity under the Amended and Restated 2014 Equity and Incentive Plan ("2014 Plan"), the 2012 Stock Incentive Plan ("2012 Plan") and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the nine months ended September 30, 2019 (unaudited):

	Number of Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share
Stock options outstanding at January 1, 2019	1,309,994	$5.91
Stock options granted	603,950	$3.01
Stock options canceled/forfeited/expired	(47,966)	$5.79
Stock options outstanding at September 30, 2019	1,865,978	$4.97

On January 1, 2019, the number of shares of common stock reserved for issuance under the 2014 Plan increased by 419,056 shares. As of September 30, 2019, 17,121 shares of common stock were available for issuance under the 2014 Plan and no shares were available for issuance under the 2012 Plan, as it was terminated effective as of January 27, 2015.
Total stock-based compensation expense recognized was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited; in thousands)		(unaudited; in thousands)
Research and development	$206	$160	$549	$369
General and administrative	217	186	621	446
Total	$423	$346	$1,170	$815
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
Overview
Zosano Pharma Corporation is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary Adhesive Dermally-Applied Microarray ("ADAM"), technology. In February 2017, we announced positive results from our ZOTRIP pivotal efficacy trial, or ZOTRIP trial, that evaluated Qtrypta™ (M207), which is our proprietary formulation of zolmitriptan delivered via our ADAM technology, as an acute treatment for migraine. In February 2019, we announced the completion of the final milestone in our long-term safety study for Qtrypta™ (M207), and in September 2019, we announced the presentation of data from the long-term safety study. We expect to submit a New Drug Application ("NDA") for Qtrypta™ (M207) in December 2019. We are focused on developing products where rapid administration of established molecules with known safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards commercialization.
ADAM is our proprietary, investigational intracutaneous delivery system designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. ADAM consists of an array of drug-coated titanium microneedles mounted on an adhesive backing that is pressed on to the skin using a reusable handheld applicator. The microneedles penetrate the stratum corneum and allow the drug to be absorbed into the microcapillary system of the skin. We focus on developing products based on our ADAM technology for indications in which rapid onset, ease of use and stability offer significant therapeutic and practical advantages, in markets where we believe there is a need for more effective therapies.

Our development efforts are currently focused on our product candidate, Qtrypta™ (M207). Qtrypta™ (M207) is our proprietary formulation of zolmitriptan delivered utilizing our ADAM technology. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. The objective of Qtrypta™ (M207) is to provide faster onset of efficacy and sustained freedom from migraine symptoms by delivering rapid absorption while avoiding the gastrointestinal tract. Feedback from the Food and Drug Administration ("FDA") on Qtrypta™ (M207)’s regulatory path has also been encouraging. The agency has indicated that one positive pivotal efficacy study, in addition to the required safety study, would be sufficient for approval of Qtrypta™ (M207) for the treatment of migraine. Furthermore, we have received minutes from pre-NDA meetings with the FDA for the acute treatment of migraine for Qtrypta™ (M207). The purpose of the meetings was to confirm the completion of all requisite studies, as well as the proposed clinical, non-clinical, and chemistry, manufacturing, and controls (“CMC”) content and format of our NDA submission. We were granted two separate pre-NDA meetings to discuss the development program. A face to face meeting was held with the FDA in September to discuss the nonclinical and clinical portions of the program. A second pre-NDA meeting request was granted to discuss CMC, and the FDA recently provided its written responses to our questions in lieu of holding an in-person meeting. Based on the feedback from the FDA, we believe the information included in our planned NDA will be sufficient for the FDA to file the NDA for substantive review.
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
M207 Long-Term Safety Study
In November 2017, we announced the initiation of enrollment in our long-term safety study for Qtrypta™ (M207) as an acute treatment of migraine (“M207-ADAM”). M207-ADAM was an open label study evaluating the safety of the 3.8 mg dose of Qtrypta™ (M207) in migraine patients who had historically experienced at least two migraines per month. Patients were expected to treat a minimum of two migraines per month on average, with no maximum treatment limits. The study was conducted at 31 sites in the United States with a defined data set per protocol in which 150 subjects received repeated doses for six months and 50 subjects received repeated doses for one year. The study was open-label, with investigator visits at months one, two, three, six, nine and twelve to record adverse events, if any. The primary objective of M207-ADAM was to assess safety of Qtrypta™ (M207) during repeated use over six and twelve months. Other endpoints were electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response.
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
In September 2019, final results from the long-term safety study were presented at the 19th Congress of the International Headache Society in Dublin, Ireland. In the trial, 257 subjects were treated on average for two or more migraines per month for six months and 127 subjects were treated on average for two or more migraines a month for twelve months. Data from safety assessments showed that Qtrypta was well-tolerated throughout the 12 months of repeated use. The most common adverse events were redness and swelling at the application site following patch application, of which more than 95% were classified as mild. More than 80% of these site reactions were gone within 48 hours. Patients treated with Qtrypta™ (M207) reported less triptan-like neurological side effects than are typically found with the class, with less than 2% of patients reporting effects such as dizziness and paresthesia.

Migraine Assessment of Current Therapy Scores
Migraine Assessment of Current Therapy (“Migraine-ACT”) scores for Qtrypta™ (M207) were evaluated at each clinical visit of the Qtrypta™ (M207) open-label, 12-month, long-term safety study for the treatment of migraine. The Migraine-ACT score is established using a questionnaire that assesses four key components of effective migraine treatment, including: (1) global assessment of relief (2-hour pain freedom), (2) headache impact, (3) consistency of response and (4) emotional response. At the last time point assessed (after 48 weeks of therapy) (n=184), we observed that the Migraine-ACT scores as of August 1, 2019, remained highly favorable across the four questions evaluated:

Question	Proportion who answered “Yes”
Does your migraine medication work consistently, in the majority of your attacks?	95%
Does the headache pain disappear within 2 hours?	83%
Are you able to function normally within 2 hours?	86%
Are you comfortable enough with your medication to be able to plan your daily activities?	93%
C213 for the Treatment of Cluster Headache
In October 2019, we announced that we had begun enrolling patients in our ADAM Treatment for Acute Cluster Phase 2/3 clinical trial, which will evaluate the efficacy of C213 for the acute treatment of cluster headache. Like Qtrypta™ (M207) for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our proprietary ADAM technology. In the Phase 2/3 study, approximately 120 adults who suffer from chronic or episodic cluster headache will be randomized to receive 1.9 mg of C213, 3.8 mg of C213, or placebo in a 1:1:1 fashion. The co-primary endpoints of the study are the proportion of patients who achieve pain relief at 15 minutes and the proportion of patients whose pain relief is sustained from 15 minutes to 60 minutes.
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

Financial Operations Overview
General
As of September 30, 2019, we had an accumulated deficit of $289.9 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta™ (M207) product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
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
Results of Operations
Comparison of the three months ended September 30, 2019 and 2018
Research and development expenses

	Three months ended September 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Research and development	$6,486	$5,899	$587	10%
Research and development expenses increased approximately $0.6 million, or 10%, for the three months ended September 30, 2019, as compared to the same period in 2018. The $0.6 million increase was primarily attributable to $0.8 million of costs associated with the scale up and technology transfer to our contract manufacturers and an increase of $0.3 million in compensation costs due to an increase in headcount. These increases were offset by a $0.4 million decrease in clinical trial costs primarily due to lower Qtrypta™ (M207) long-term safety study costs and depreciation of $0.1 million as compared to the same period in 2018.
General and administrative expenses

	Three months ended September 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
General and administrative	$3,071	$2,353	$718	31%
General and administrative expenses increased approximately $0.7 million, or 31%, for the three months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily attributable to $0.5 million in strategic development and pre-commercialization activities and $0.3 million in compensation costs and recruiting fees, offset by a decrease of $0.1 million of other costs.

Other income and expense

	Three months ended September 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Interest income	$41	$153	$(112)	(73)%
Interest expense	$(281)	$(79)	$(202)	256%
Other income (expense), net	$(66)	$9	$(75)	(833)%
Interest income for the three months ended September 30, 2019 and 2018 resulted from interest recognized related to our marketable securities. The decrease for the three months ended September 30, 2019 as compared to the same period in 2018 resulted from lower investments in marketable securities.
Interest expense increased approximately $0.2 million, or 256%, for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily attributable to higher interest expense on the Trinity financing arrangement as compared to the Hercules Term Loan, for which the outstanding obligation was paid in full in September 2018.
For the three months ended September 30, 2019, other income (expense), net, was primarily attributed to the write-off of deferred offering costs related to the Lincoln Park equity line of credit.
Results of Operations
Comparison of the nine months ended September 30, 2019 and 2018
Research and development expenses

	Nine months ended September 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Research and development	$19,742	$18,238	$1,504	8%
Research and development expenses increased approximately $1.5 million, or 8%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily attributable to $2.9 million of costs associated with the scale up and technology transfer to our contract manufacturers and $1.1 million of additional compensation costs primarily due to an increase in headcount. These increases were offset by a $2.4 million decrease in pre-clinical and clinical trial costs, primarily related to the Qtrypta™ (M207) long-term safety study, and a decrease of $0.1 million of other costs.
General and administrative expenses

	Nine months ended September 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
General and administrative	$8,709	$6,887	$1,822	26%
General and administrative expenses increased approximately $1.8 million, or 26%, for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily attributable to $0.9 million in strategic development and pre-commercialization activities, $0.6 million of compensation costs, including stock-based compensation and recruiting fees, $0.2 million of professional service fees and $0.1 million of other costs.

Other income and expense

	Nine months ended September 30,		Change
	2019	2018	Amount	%
	(unaudited; in thousands)
Interest income	$203	$248	$(45)	(18)%
Interest expense	$(357)	$(347)	$(10)	3%
Other income (expense), net	$(44)	$13	$(57)	(438)%
Interest income resulted primarily from interest recognized related to our marketable securities. The decrease for the nine months ended September 30, 2019 as compared to the same period in 2018 resulted from lower investments in marketable securities.
Interest expense for the nine months ended September 30, 2019 was primarily attributable to interest expense on the Trinity financing arrangement. For the nine months ended September 30, 2018, interest expense was primarily attributable to the Hercules Term Loan, for which the outstanding obligation was paid in full in September 2018.
For the nine months ended September 30, 2019, other income (expense), net, was primarily attributed to the write-off of deferred offering costs related to the Lincoln Park equity line of credit.

Liquidity and Capital Resources
As of September 30, 2019, we had an accumulated deficit of $289.9 million and $27.4 million of negative cash flows from operating activities for the nine months ended September 30, 2019. As of September 30, 2019, we had approximately $6.5 million in cash and cash equivalents. Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. Further, to continue operations for the remainder of 2019, we will need to obtain additional capital resources by the end of the fourth quarter of 2019 through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
On August 22, 2019, we terminated our purchase agreement with Lincoln Park Capital Fund LLC (“Lincoln Park”). The agreement provided for the purchase of up to $35.0 million worth of our common stock over a 30-month-term that commenced on November 21, 2017. No sales of common stock were made under the agreement.
On August 19, 2019, we entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market ("ATM") offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. We are required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and have also agreed to provide BTIG with customary indemnification rights. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by us or BTIG. During the quarter ended September 30, 2019, we issued and sold 507,764 shares of common stock at an average price of $2.07 per share under the ATM program. The aggregate net proceeds were approximately $0.8 million after BTIG's commission of $32,000 and other offering expenses.
On April 11, 2019, we closed a public offering of 5,000,000 shares of common stock at a price to the underwriter of $3.29 per share. On May 8, 2019, the underwriter purchased an additional 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $18.3 million, after deducting underwriting costs and offering expenses.
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
Cash Flows
The following table shows a summary of our cash flows:

	Nine Months Ended September 30,
	2019	2018
	(unaudited; in thousands)
Net cash (used in) provided by:
Operating activities	$(27,350)	$(22,370)
Investing activities	2,985	(21,527)
Financing activities	21,717	44,208
Net (decrease) increase in cash and cash equivalents and restricted cash	$(2,648)	$311
Operating Cash Flow: Net cash used in operating activities was approximately $27.4 million and $22.4 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used during the first nine months of 2019 was primarily used for technology transfer costs in conjunction with services performed by our contract manufacturers and clinical trial costs, in addition to other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used during the first nine months of 2018 was primarily due to tenant improvements for our operating lease for the Company headquarters, in addition to other research and development and administrative expenses incurred in the course of our continuing operations.
Investing Cash Flow: Net cash provided by investing activities was approximately $3.0 million for the nine months ended September 30, 2019 and net cash used in investing activities was approximately $21.5 million for the nine months ended September 30, 2018. Net cash provided by investing activities during the first nine months of 2019 was primarily the result of $13.9 million of net proceeds from maturities of marketable securities, offset by $10.9 million of property and equipment purchases to support our pre-commercialization activities. Net cash used in investing activities during the first nine months of 2018 was primarily the result of the purchase of certain marketable securities.

Financing Cash Flow: Net cash provided by financing activities was approximately $21.7 million and $44.2 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities for the first nine months of 2019 was primarily due to $18.3 million of net proceeds from a registered public offering, $0.9 million of net proceeds from an ATM offering, $4.6 million of net proceeds from Trinity, offset by $2.1 million in principal payments on our build-to-suit obligation with Trinity. Net cash provided by financing activities for the first nine months of 2018 was primarily from $45.6 million in net proceeds from a registered public offering of common stock.
Contractual Obligations and Commitments
Our contractual obligations primarily consist of our obligations under non-cancelable operating and finance leases, our build-to-suit obligation with Trinity, and other purchase obligations, such as those for equipment purchases and for contract manufacturing.
There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 25, 2019, other than a non-cancelable commitment of $7.0 million to our primary contract manufacturer for the build-out of our commercial suite, which we expect to pay over the next nine months.
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
We are exposed to market risks in the ordinary course of our business. We may invest in marketable securities that have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $6.5 million as of September 30, 2019, which consisted of bank deposits and money market funds. We had no investments in marketable securities at fair value as of September 30, 2019. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of September 30, 2019, we had an accumulated deficit of $289.9 million as well as negative cash flows from operating activities. As of September 30, 2019, we had approximately $6.5 million in cash and cash equivalents, and we do not have sufficient cash and cash equivalents to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
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
Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2019, we incurred a net loss of $28.6 million. As of September 30, 2019, we had an accumulated deficit of $289.9 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, Qtrypta™ (M207), or any other products we develop. These expenditures will be incurred for development, clinical trials, regulatory compliance, infrastructure, and manufacturing. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta™ (M207) or any other products we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
The long-term safety study for Qtrypta™ (M207) is an important step in the development of Qtrypta™ (M207). If the results from the study do not satisfy FDA requirements, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
In February 2019, we announced the completion of the final phase of our long-term safety study where more than 50 evaluable subjects were treated for a year, and in September 2019, we announced the presentation of final results from the long-term safety study at the 19th Congress of the International Headache Society in Dublin, Ireland. The results of the long-term safety study will need to satisfy FDA requirements. If the results do not satisfy the FDA’s requirements, we could be required to conduct additional clinical or preclinical studies or we may be required to delay, limit, reduce or terminate our development of Qtrypta™ (M207). Also, even though we have discussed our development strategy with the FDA on our Qtrypta™ (M207) program and received feedback from the FDA about the size and the length of the safety study, the FDA may require us to provide more data than we currently anticipate, which would further delay the regulatory approval process and require additional clinical or preclinical work.
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
If the FDA does not allow us or any partner with which we collaborate to pursue the 505(b)(2) regulatory pathway for our product candidate, we or they may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, we or they will need to successfully complete additional Phase 2 and/or Phase 3 clinical trials and submit to the FDA for approval one or more NDAs in order to obtain FDA approval to market our product candidate. The time and financial resources required to obtain FDA approval for our product candidate would likely substantially increase. The conduct of later-stage clinical trials and the submission of a successful NDA is a complicated process. To date, we have conducted only one Phase 2/3 clinical trial and one long-term safety study of Qtrypta™ (M207). In addition, we have limited experience in preparing and submitting regulatory filings, and we have not previously submitted an NDA for any product candidate. Consequently, the completion of our clinical trials for Qtrypta™ (M207) for the potential treatment of migraine may not lead to an NDA submission and we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission for any other product candidate we may develop in the future.

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
We cannot be certain that the results from any completed clinical trial or any future clinical trial, if completed as planned, will support the intended use of our products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidate is safe and effective in humans for its intended uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDA with the FDA and, ultimately, our ability to commercialize our product candidate and generate revenues. In addition, our clinical trials to date have involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.
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
While we currently manufacture Qtrypta™ (M207) internally, we have entered into agreements with third party CMOs related to the development, manufacture, and supply of Qtrypta™ (M207). Any failure or delay in our internal manufacturing operations or those of our CMOs, or the technology transfer process in connection with our plan to transition to rely on such CMOs for manufacture and supply, could delay the development or regulatory approval of Qtrypta™ (M207). We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which Qtrypta™ (M207), or our future product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval of Qtrypta™ (M207) or our future product candidates could be impeded, delayed, limited or denied if the FDA does not maintain the approval of the manufacturing processes and facilities in which such product candidates are made.
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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES
We use customized equipment to coat and package our microneedle patch system; any production or equipment performance failures could negatively impact the clinical trials of our product candidates that we may develop or sales of our product candidate(s), if approved.
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
Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 ("ACA") is significantly changing the way healthcare is financed by both governmental and private insurers. From time to time, legislation is implemented to rein in rising healthcare expenditures. The ACA included a number of provisions affecting the pharmaceutical industry, including annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. The ACA included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. Through a series of legislative amendments, the tax was suspended for 2016 through 2019, but is scheduled to return beginning in 2020, absent further Congressional action. In addition, among other things, the ACA also established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our product and decreased profits to us. Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our out-licensed products and product candidates (if and when approved) and accordingly, our financial results.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through November 7, 2019, for example, our stock has traded in a range with a low of $1.41 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
Inducement Grant Awards. On September 25, 2019, we granted a stock option to purchase 100,000 shares of our common stock to a new employee, as an inducement award. The stock option has an exercise price of $1.69 per share, which is equal to the closing price of our common stock on the grant date. 25% of the shares underlying the option will vest on September 25, 2020, and 1/48th of the total shares will vest monthly thereafter, subject to continued service.
On October 21, 2019, we granted a stock option to purchase 450,000 shares of our common stock to Steven Lo in connection with his appointment as President and Chief Executive Officer, as an inducement award. The stock option has an exercise price of $1.94 per share, which is equal to the closing price of our common stock on the grant date. 25% of the shares underlying the option will vest on October 21, 2020, and 1/48th of the total shares will vest monthly thereafter, subject to continued service.
The awards were approved in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit number	Description

10.1†	Trinity Capital Fund III, L.P. Equipment Schedule No. 1-4, dated September 13, 2019

10.2
Sales Agreement, dated as of August 19, 2019, by and between Zosano Pharma Corporation and BTIG, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 19, 2019)

10.3#
CEO Transition Letter Agreement dated October 7, 2019 with John Walker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019)

10.4#	Employment Letter Agreement dated October 5, 2019 with Steven Lo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019)

10.5†#	Form of Zosano Pharma Corporation Nonstatutory Stock Option Award Agreement

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
#	Management contract or compensatory plan or arrangement
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

Dated: November 14, 2019	Zosano Pharma Corporation (Registrant)

/s/ Steven Lo
Steven Lo
Chief Executive Officer (Principal Executive Officer)

/s/ Gregory Kitchener
Gregory Kitchener
Chief Financial Officer (Principal Financial and Accounting Officer)