Form 10-K
period 2019-12-31
Zosano Pharma Corp
filed 2020-03-13
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(510) 745-1200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	ZSAN	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐     No  ☒
The aggregate market value of voting and non-voting common held by non-affiliates of the registrant on June 28, 2019 (the last business day of the registrant’s most recently completed second quarter) was approximately $50,924,289.
As of March 9, 2020, the registrant had a total of 54,338,912 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

Zosano Pharma Corporation
Annual Report on Form 10-K
For the Fiscal Year ended December 31, 2019

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
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;

•	our expectations regarding the clinical effectiveness and safety of our product candidates;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved product;

•	our manufacturing capabilities and strategy, and our ability to establish and maintain relationships with contract manufacturing organization(s) to expand our manufacturing capacity;

•	the anticipated timing, costs and conduct of our planned clinical trials and preclinical studies;

•	our intellectual property position and our ability to obtain and maintain intellectual property protection for our product candidates;

•	our expectations regarding competition;

•	the anticipated trends and challenges in our business and the markets in which we operate;

•	the scope, progress, expansion, and costs of developing and commercializing our product candidates;

•	the size and growth of the potential markets for our product candidates and the ability to serve those markets;

•	the rate and degree of market acceptance of our product candidates;

•	our ability to establish and maintain development partnerships;

•	our ability to attract or retain key personnel;

•	our expectations regarding federal, state and foreign regulatory requirements; and

•	regulatory developments in the United States and foreign countries.
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

PART I

Item 1. BUSINESS
Overview
Zosano Pharma Corporation is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary intracutaneous microneedle system (the “System”). Our System is designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is applied with a hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles penetrate the stratum corneum to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and stability may offer significant therapeutic and practical advantages, and on developing products where rapid administration of approved drugs with established safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards potential commercialization.
Our development efforts are currently focused on our product candidate, Qtrypta™ (M207). Qtrypta™ (M207) is our proprietary formulation of zolmitriptan delivered utilizing our System. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Qtrypta™ (M207) was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. Qtrypta™ (M207) is designed for rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal tract.
On March 3, 2020, we received notification that the U.S. Food and Drug Administration ("FDA") accepted our New Drug Application ("NDA") for Qtrypta™ (M207) for the acute treatment of migraine for filing and substantive review. The Prescription Drug User Fee Act goal date for the completion of the FDA’s review of Qtrypta™ (M207) is set for October 20, 2020. This date reflects a standard 10-month review for a non-new molecular entity and is consistent with the review timeline for a 505(b)(2) NDA submission.
If approved, we plan to use contract manufacturers for the commercial production of Qtrypta™ (M207). These contract manufacturers include companies that will produce the various components that comprise our patch, our applicator, as well as the final packaging of the finished product. If approved, our contract manufacturers will be required to produce commercial supply of Qtrypta™ (M207) in accordance with the FDA’s current good manufacturing practices ("cGMP") regulations. These companies are located in the United States and have expertise and experience in contract manufacturing.
In October 2019, we announced that we had begun enrolling patients in our Acute Treatment of Cluster Headache Phase 2/3 clinical trial, which will evaluate the efficacy of C213 for the acute treatment of cluster headache. Like Qtrypta™ (M207) for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our System.
We have no product sales to date, and we will not have product sales unless and until we receive approval from the FDA, or equivalent foreign regulatory bodies, to market and sell our product candidates. Accordingly, our success depends not only on the development, but also on our ability to finance the development of each of our product candidates. We will require substantial additional funding to complete development and seek regulatory approval for these products. Additionally, we currently have no sales, marketing or distribution capabilities and thus our ability to market our products in the future will depend in part on our ability to develop such commercial capabilities either alone or with collaboration partners.
Our Strategy
Our goal is to make intracutaneous drug delivery a preferred delivery modality for indications where rapid onset, ease of use and room temperature stability of the formulation may offer significant therapeutic and practical advantages to patients. Our near-term focus is the development and commercialization, if approved, of our lead product candidate, Qtrypta™ (M207). The key elements of our strategy are to:

Develop and commercialize Qtrypta™ (M207). We believe that Qtrypta™ (M207), if approved by the FDA, will offer the following meaningful therapeutic and practical advantages:

•
Rapid absorption: We believe Qtrypta™ (M207) is the only triptan currently formulated to be delivered intracutaneously to have a rapid onset of action. In a Phase I pharmacokinetic trial, Qtrypta™ (M207) provided rapid and reproducible zolmitriptan delivery. The amount of time it took zolmitriptan to reach the maximum concentration (Tmax) was less than 20 minutes and was similar to subcutaneously administered sumatriptan. In the pivotal Phase 2/3 clinical trial, Qtrypta™ (M207) demonstrated pain relief beginning as early as 15 minutes (becoming statistically significant by 60 minutes).

•
Symptom relief: Qtrypta™ (M207), in the pivotal Phase 2/3 clinical trial, demonstrated significant pain freedom, pain relief and freedom from most bothersome symptom ("MBS") at two hours post-treatment, with most patients not requiring additional rescue medications. Post-hoc analyses of patients with difficult to treat migraine, such as morning migraine, migraine with nausea, migraine with severe pain and patients who delayed treatment, showed clinically significant pain freedom and relief as compared to placebo. Additionally, the efficacy results from our Long-Term Safety Study ("LTSS") of Qtrypta™ (M207) were similar to those of our pivotal Phase 2/3 clinical trial.

•	Durability: In the pivotal Phase 2/3 trial, Qtrypta™ (M207) demonstrated durable impact on pain freedom and pain relief through 24 and 48 hours compared to placebo.

•
Favorable Safety Findings: In the LTSS, data from safety assessments showed that Qtrypta™ (M207) was well-tolerated throughout the 12 months of repeated use. The most common adverse events were redness and swelling at the application site of which more than 95% were classified as mild. Moreover, 80% of these site reactions resolved within 48 hours.

We have retained worldwide commercial rights to Qtrypta™ (M207). While we currently intend to develop Qtrypta™ (M207) through FDA approval and commercialization in the United States ourselves, we are also considering collaborations with potential strategic partners to maximize the value of our product and our company.
Pursue additional product candidates We have conducted initial feasibility studies on a number of compounds which suggest that our System may have potential for further evaluation with large molecules, small molecules, and vaccines. We are focused on programs where we believe rapid drug delivery, ease of use and formulation room temperature stability may offer meaningful therapeutic and practical advantages to patients and healthcare providers. We are pursuing these programs ourselves but would also consider collaborations with strategic partners to further the clinical and commercial development of such product candidates.
Qtrypta™ (M207) for Migraine
The focus of our development efforts is on our product candidate Qtrypta™ (M207), our proprietary formulation of zolmitriptan, delivered via our System, which is a member of a class of serotonin receptor agonists known as triptans, used for the acute treatment of migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. A migraine often lasts between four and 24 hours but may last as long as three days. Our Qtrypta™ (M207) System is applied to an individual’s upper arm to deliver zolmitriptan to the systemic circulation, with the objective of:

•	Providing rapid absorption of drug;

•	Clinically meaningful pain freedom and pain relief;

•	Clinically meaningful freedom from most bothersome symptom;

•	Sustained freedom from migraine symptoms up to 48 hours post-treatment; and

•	Avoiding exposure to the GI tract.
According to the American Research Foundation, migraine is a prevalent, chronic and disabling neurological disease impacting one billion patients globally, making it the third most common disease in the world. The World Health Organization places migraine as one of the 10 most disabling medical illnesses. The Migraine Research Foundation provides that, among women, who are disproportionately affected by migraine, 25% of migraine sufferers experience four or more severe attacks per month.
In the United States, migraine affects approximately 39 million people, representing approximately 18% of women, 6% of men and 10% of children in the country. Nearly one in four United States households includes someone who suffers from migraine. For more than 90% of those affected, migraine interferes with education, career or social activities. Migraine attacks are estimated to lead to lost productivity costs as high as $36 billion annually in the United States.

According to published studies, many patients experience difficult to treat migraine with:

•	41% reporting severe headache attacks are present upon awakening or morning migraine;

•	44% report persistent frequent nausea during a migraine;

•	49% report avoiding or delaying taking migraine medication; and

•	53% report severe headache attacks come on very quickly.
While new classes of drugs for the acute treatment of migraine have been recently approved, triptans remain the standard of care for an acute migraine attack. The American Headache Society Position Statement on Integrating New Migraine Treatments into Clinical Practice recommends:

•	Treating early after the onset of a migraine attack;

•	Choosing a non-oral route of administration for selected patients;

•	Accounting for tolerability and safety issues; and

•	Using migraine-specific agents (triptans & Dihydroergotamine) for moderate or severe attacks.
Patients however remain dissatisfied with their acute treatments. Patient reported outcomes from the Unmet Acute Treatment Needs from the 2017 Migraine in America Symptoms and Treatment Study (the "2017 MAST Study") showed that:

•	74% of patients had inadequate treatment response; and

•	Approximately 50% experienced inadequate pain freedom.
We believe that each of the currently available methods of non-oral administration, including nasal spray and subcutaneous injection, have significant disadvantages. Nasal sprays have been associated with taste disturbances. Patients are hesitant to self-administer injections, and according to the 2017 MAST Study, 82% of patients discontinued using an injectable triptan due to side effects.
Two new classes of drugs, a Calcitonin gene-related peptide receptor ("CGRP") antagonist and a 5-HT (1F) agonist for the acute treatment of migraine have been approved in 2019. While these two new acute treatment medications offer clinicians and patients greater choice, we believe both products also have limitations:

•	Both drugs are oral tablets and with 44% of migraine patients reporting persistent frequent nausea with their attacks, taking a tablet can be difficult.

•	Published clinical studies on the CGRP receptor antagonists showed less than optimal therapeutic gain (active-placebo percentages) for pain freedom and sustained pain freedom.

•	FDA labeling with the 5-HT (1F) agonist drug includes an eight-hour driving restriction and is a DEA scheduled drug.
There are other delivery technologies in development, such as pulmonary delivery; however, none has been approved to date.
ZOTRIP Phase 2/3 Trial achieved statistical significance on co-primary endpoints with the 3.8mg dose
On February 13, 2017, the Company announced the results of our ZOTRIP pivotal efficacy trial for Qtrypta™ (M207). The ZOTRIP trial was a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of Qtrypta™ (M207) (1.0mg, 1.9mg, and 3.8mg) to placebo for the treatment of a single migraine attack. Subjects were enrolled in the ZOTRIP trial at 36 centers across the United States. Those subjects recruited into the trial had a history of at least one year of migraine episodes with or without aura. Upon recruitment, the subjects entered a one-month run-in period that ensured they met the key eligibility criteria of two to eight migraine attacks per month, which was documented using an electronic diary or an app on their cell phone. Subjects also identified the most bothersome symptoms and indicated the presence or absence of nausea, phonophobia or photophobia, during the episodes in the run-in period. Successfully screened subjects were then randomized into the treatment/dosing period in which they had 8 weeks to confirm and receive blinded treatment for a single migraine attack, termed “qualifying migraine,” in which the subject’s most bothersome symptom had to be present. During a qualifying migraine, subjects scored the severity of pain on a 4-point scale, the presence or absence of migraine-associated symptoms (phonophobia, photophobia, or nausea), starting pre-dose and then at several intervals over 48 hours post-dose. The co-primary endpoints for the trial were pain freedom and most bothersome symptom freedom at two hours. Safety was assessed by adverse events reported and other standard safety measures.
589 subjects were enrolled in the ZOTRIP trial, of which 365 were randomized. Of those randomized, 333 subjects were treated and are included in the safety analysis, and 321 qualified for the modified intent-to-treat population. With the multiple doses and multiple endpoints in the trial, a sequential testing procedure was used beginning with the highest dose and the co-primary endpoints. Since statistical significance was not achieved for most bothersome symptom in the 1.9 mg group, statistical significance cannot be claimed for testing thereafter. Therefore, p-values for secondary endpoints should be considered nominal p-values.
As illustrated in the tables and figure below, the ZOTRIP trial results demonstrated that the 3.8mg Qtrypta™ (M207) dose achieved statistically significant pain freedom and most bothersome symptom freedom at two hours. The 3.8mg dose also achieved statistical significance in the secondary endpoints of pain freedom at 45 minutes and 60 minutes and showed durability of effect on pain freedom at 24 and 48 hours. Additionally, Qtrypta™ (M207) was not associated with any serious adverse events ("SAEs"). While the 1.0mg and 1.9mg doses of Qtrypta™ (M207) demonstrated statistical significance in pain freedom at two hours, they did not achieve statistical significance in freedom from most bothersome symptom at two hours. Statistical significance is an indicator of the likelihood of an observed effect being due to the study drug rather than due to chance. The “p” value is the probability of an event occurring by chance alone. When the p value is less than 5% (0.05) the results are considered to be statistically significant.
ZOTRIP Trial Co-Primary Endpoint Results for 3.8mg

Primary endpoint	Placebo	3.8mg M207	p-value
Pain freedom at 2 hours	14.3%	41.5%	0.0001
Most bothersome symptom free at 2 hours	42.9%	68.3%	0.0009
ZOTRIP Trial Secondary Endpoint Results for 3.8mg

Pain Freedom	Placebo	3.8mg M207	p-value
Pain freedom at 45 minutes	5.2%	17.1%	0.0175
Pain freedom at 60 minutes	10.4%	26.8%	0.0084
Pain freedom at 24 hours	39.0%	69.5%	0.0001
Pain freedom at 48 hours	39.0%	64.6%	0.0013
Most Frequent Adverse Events (≥4% for any treatment group)

General disorders and administration site conditions	Placebo	ZP-Zolmitriptan 1 mg	ZP-Zolmitriptan 1.9 mg	ZP-Zolmitriptan 3.8 mg
Application site erythema	10.8%	16.3%	19.5%	26.5%
Application site bruise	3.6%	6.3%	13.8%	14.5%
Application site pain	1.2%	2.5%	2.3%	9.6%
Application site bleeding	—%	3.8%	5.7%	4.8%
Dizziness	—%	1.3%	—%	4.8%
The ZOTRIP trial results demonstrating pain freedom after treatment with Qtrypta™ (M207) are illustrated below:

Preplanned subgroup analysis:

Pain Freedom at 2 Hours	Placebo	3.8mg M207	p-value
All Subjects	14.3%	41.5%	0.0001
Morning Migraine	15.9%	44.4%	0.0056

Sustained Pain Freedom	Placebo	3.8mg M207	p-value*
2 – 24 Hours	10.4%	31.7%	0.001
2 – 48 Hours	9.1%	26.8%	0.0035

Pain Relief	Placebo	3.8mg M207	p-value*
1 Hour	53.2%	68.3%	< 0.05
2 Hours	57.1%	80.5%	< 0.05

Sustained Pain Relief	Placebo	3.8mg M207	p-value*
2 – 24 Hours	37.7%	68.3%	< 0.0001
2 – 48 Hours	32.5%	63.4%	< 0.0001

Nausea Freedom	Placebo	3.8mg M207	p-value*
2 Hours	63.6%	81.7%	< 0.05

*    The "p" value is the probability of an event occurring by chance alone. p-values are nominal because of order of statistical testing.
The following figures illustrate the percent of subjects who reported pain relief or pain freedom following Qtrypta or placebo treatment at the various time points from 15 minutes to 48 hours (pain relief) or 30 minutes to 48 hours (pain freedom):

M207 LTSS
In November 2017, we initiated our LTSS for Qtrypta™ (M207) as an acute treatment of migraine. The LTSS was an open label study evaluating the safety of the 3.8 mg dose of Qtrypta™ (M207) in migraine patients who had historically experienced at least two migraines per month. Patients were expected to treat a minimum of two migraines per month on average, with no maximum treatment limits. The study was conducted at 31 sites in the United States with a defined data set per protocol in which 150 subjects received repeated doses for six months and 50 subjects received repeated doses for one year. The study was open-label, with investigator visits at months one, two, three, six, nine and twelve to record adverse events, if any. The primary objective of the LTSS was to assess safety of Qtrypta™ (M207) during repeated use over six and twelve months. Other endpoints were electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response.
In October 2018, we announced the completion of the first phase of our LTSS with more than 150 evaluable subjects completing six months of treatment with Qtrypta™ (M207). In February 2019, we announced the completion of the second phase of our LTSS with more than 50 evaluable subjects completing one year of treatment with Qtrypta™ (M207).
In September 2019, final results from the LTSS were presented at the 19th Congress of the International Headache Society in Dublin, Ireland. In the trial, 257 subjects were treated on average for two or more migraines per month for six months and 127 subjects were treated on average for two or more migraines a month for twelve months. Data from safety assessments showed that Qtrypta™ (M207) was well-tolerated throughout the 12 months of repeated use. The most common adverse events were redness and swelling at the application site following patch application, of which more than 95% were classified as mild. More than 80% of these site reactions were gone within 48 hours. Patients treated with Qtrypta™ (M207) reported less triptan-like neurological side effects than are typically found with the class, with less than 2% of patients reporting effects such as dizziness and paresthesia.
Migraine Assessment of Current Therapy Scores
Migraine Assessment of Current Therapy (“Migraine-ACT”) scores for Qtrypta™ (M207) were evaluated at each clinical visit during the LTSS. The Migraine-ACT score is established using a questionnaire that assesses four key components of effective migraine treatment, including: (1) global assessment of relief (2-hour pain freedom), (2) headache impact, (3) consistency of response and (4) emotional response. At the last time point assessed (after 48 weeks of therapy) (n=184), we observed that the Migraine-ACT scores as of August 1, 2019, remained highly favorable across the four questions evaluated:

Question	Proportion who answered “Yes”
Does your migraine medication work consistently, in the majority of your attacks?	96%
Does the headache pain disappear within 2 hours?	85%
Are you able to function normally within 2 hours?	84%
Are you comfortable enough with your medication to be able to plan your daily activities?	94%

C213 for the Treatment of Cluster Headache
In October 2019, we announced that we had begun enrolling patients in our Acute Treatment of Cluster Headache Phase 2/3 clinical trial, which will evaluate the efficacy of C213 for the acute treatment of cluster headache. Like Qtrypta™ (M207) for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our System. In the Phase 2/3 study, approximately 120 adults who suffer from chronic or episodic cluster headache will be randomized to receive 1.9 mg of C213, 3.8 mg of C213, or placebo in a 1:1:1 fashion. The co-primary endpoints of the study are the proportion of patients who achieve pain relief at 15 minutes and the proportion of patients whose pain relief is sustained from 15 minutes to 60 minutes.
In December 2019, one of the subjects enrolled in the trial treated a cluster headache with C213 or placebo. As of March 1, 2020, 10 subjects enrolled in the trial have treated a cluster headache attack. The number of subjects is expected to increase throughout the remainder of 2020.
Our Research Programs
Our internal research and development programs use molecules with established safety and efficacy that are formulated to enable delivery through our proprietary System. In selecting our development candidates, we consider the therapeutic advantage of rapid onset, the size of the market, the level of competition and the commercial value.
Our System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, attached to an adhesive patch. The maximum amount of drug that can be coated on a patch’s microneedle array depends on the active molecule of the drug formulation, the weight of the excipients in the drug formulation, and the coatable surface area of the microneedle array. For example, we use patches with 2cm2, 3cm2 and 6cm2 microneedle arrays. In the pivotal trial for Qtrypta™ (M207), we used two 3cm2 patches to deliver the appropriate dose. Based on our testing, we believe 3.8mg of zolmitriptan could also be coated on a single patch with a 6cm2 microneedle array while maintaining acceptable tolerability. The patch is applied with a hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The targeted patch wear time is generally thirty to sixty minutes.
We have tested our System in preclinical and clinical proof of concept studies that demonstrated its technical feasibility with multiple compounds, ranging from small molecules to proteins. Based on this research, we believe that our System can be used to deliver treatments for a wide variety of indications in which rapid absorption can enhance onset of efficacy and sustainability of effect. That coupled with ease of use might offer particularly important therapeutic, practical, and commercial advantages over existing options.
Competition
Competition for our product candidates
The development and commercialization of new products to treat migraine and cluster headache is highly competitive. Several key competitive factors have the potential to affect Qtrypta™ (M207), if approved. These include safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from payers and government institutions.
We expect to have considerable competition from major pharmaceutical, biotechnology, specialty pharmaceutical and medical device companies. Many of our competitors have substantially greater financial, technical and other resources than we do. In addition, many of these companies have longer operating histories and more experience in preclinical and clinical development, manufacturing, regulatory compliance and global commercialization.
Companies marketing products or that have products in development to treat migraine or cluster headache which may compete with our Qtrypta™ (M207) or C213 product candidates include, but are not limited to, Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly & Company, AstraZeneca, Novartis, Allergan, Biohaven Pharmaceuticals, Lundbeck,  Amgen, Merck & Co., Pfizer, Janssen Pharmaceutica, Endo International, Assertio, Upsher-Smith Laboratories, Satsuma Pharmaceuticals, Supernus Pharmaceutical, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, electroCore, eNeura, Cefaly, Theranica, Amneal Pharmaceuticals and generic manufacturers of acute and preventive therapies.
Competition in drug delivery platforms
In addition to competition for our product candidates, as we develop opportunities to expand our product pipeline utilizing our drug delivery System, we face additional competition from companies that are developing or that may develop and license drug delivery platforms similar to ours.  Such companies include, but are not limited to 3M Company, Corium International, Inc.,

Radius Health Inc., Vaxxas Inc., Becton, Dickinson and Company, NanoPass Technologies Ltd., Inovio Pharmaceuticals and Noven Pharmaceuticals, Inc.
Manufacturing and Research and Development
The manufacturing process for our System consists of three primary operations: (1) the formation of the microneedle array, involving etching of titanium foil and subsequent array forming, (2) the application of the drug formulation to the microneedle array and (3) the manufacturing of the reusable applicator.
We operate a manufacturing facility in Fremont, California, designed to comply with cGMP and believe we have adequate manufacturing capabilities and capacity to produce our System for preclinical, Phase 1, Phase 2 and for some Phase 3 clinical trials. We continue to expand our manufacturing capabilities and have implemented automation of certain processes to further expand our capacity. We produced three cGMP registration batches of Qtrypta™ (M207) in the third quarter of 2018, which have been used to support our NDA filing with the FDA. We purchase various components or intermediates of our System from third-party vendors, including titanium foil, active pharmaceutical ingredients and excipients, inner ring, adhesive backing, ring and backing assembly, outer ring and primary and secondary packaging components. The majority of these components and intermediaries are available from multiple sources. We also outsource the manufacturing of our applicators.
In October of 2018, we elected to engage Contract Manufacturing Organizations (“CMOs”) to produce commercial supplies of Qtrypta™ (M207). We have manufactured three cGMP site qualification batches of Qtrypta™ (M207) at a CMO site in Greenville, North Carolina, in order to enable the regulatory approval of this site for commercial manufacturing. Additional CMOs have been engaged for the production of components that comprise our System and these CMOs are currently building out facilities, installing equipment, and developing and validating the processes necessary to manage commercial operations for Qtrypta™ (M207).
As of December 31, 2019, our research and development group consisted of 40 employees, located at our headquarters location in Fremont, California. Our research and development staff have broad knowledge and skills in a range of disciplines applicable to formulation of drugs and the design and manufacture of our System. The group has particular expertise in two areas critical to our success: developing drug formulations that can be delivered using our System and optimizing the technology to deliver those drugs.
The goals of our research and development efforts are to identify and develop drugs that can be delivered using our System. For the years ended December 31, 2019 and 2018, we incurred $25.4 million and $25.5 million, respectively, of research and development expense. See Part II–Item 7–“Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional detail regarding our research and development activities.
Intellectual Property
Our intellectual property strategy relies on a combination of patent, trade secret and trademark laws in the United States and other jurisdictions and on license and confidentiality agreements to protect our proprietary technology and brand. The laws of some countries in which our products may be licensed in the future may not protect our intellectual property rights to the same extent as the laws of the United States.
As of January 9, 2020, we held exclusive licenses to or owned 26 U.S. patents and 4 pending U.S. patent applications, as well as one pending Patent Cooperation Treaty patent application, covering key features of our System, such as formulation, methods of treatment, coating, array design, patch anchoring, patch application, delivery, manufacturing and packaging.
We have licensed all of these patents and patent applications from ALZA Corporation, a subsidiary of Johnson & Johnson ("ALZA"), on an exclusive basis for all countries, with the exception of (i) one issued U.S. patent and three pending U.S. patent applications, a European and international-applications covering the formulation of Qtrypta™ (M207), and (ii) two U.S. patents and one European patent, and a pending European patent application covering stable glucagon peptide formulation, and (iii) a new applicator design described below. These patents and patent applications are foundational and apply generally to our product candidates and applicator. Under the terms of the license agreement with ALZA, we are responsible for all development and development costs related to our System. We are also responsible for commercializing our System, including preparing and paying for all related regulatory filings. We are obligated to pay ALZA royalties in the low to mid-single digits on sales by us of products that utilize the intellectual property covered by the licensed patents or any intellectual property that may be developed by us based on certain ALZA know-how or inventions, and to pay ALZA amounts equal to the greater of royalties in the low to mid- single digits on sales by our sublicensees of such products or a percentage in the mid-teens to low twenties of royalties received by us on sales by our sublicensees of such products. We are also obligated to pay ALZA a percentage of non-royalty revenue that we receive from our sublicensees based on sales of such products. The license agreement will terminate upon the expiration of our obligations to make the royalty and other payments described above to ALZA. Additionally, we may terminate the agreement at any time for convenience upon prior written notice to ALZA, and either party may terminate the agreement upon a material breach of the agreement by the other party.
We have filed five pending U.S. patent applications, two pending European applications and a pending Patent Cooperation Treaty application covering our single-use applicator and formulations of zolmitriptan and stable glucagon peptide. The last of our issued technology platform patents are projected to expire in 2027.
We rely on trade secrets to protect substantial portions of our technology. We generally seek to protect these trade secrets by entering into non-disclosure agreements and other contractual provisions with our employees, consultants and partners, and have restricted access to our manufacturing facilities and other technology.
We have one registered trademark to Zosano, “ZOSANO PHARMA", Reg. No. 3705884 and seven pending trademark applications: Trademark App. No. 87525805 for "ADAM", Trademark App. No. 87851807 for "QNOVIS", Trademark App. No. 87851814 for "QTRYPTA", Trademark App. No. 87855458 for "TIZOVIAL", Trademark App. No. 87855469 for "QIXONTI", Trademark App. No. 87855481 for "AXILARIM", and Trademark App. No. 88308508 for "ZOSANO IQ DRUG DELIVERY".
Government Regulation and Product Approval
United States—FDA Process
The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in the United States and other countries. Our product candidates are subject to regulation by the FDA as a drug/device combination product. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. To facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination of whether a product is a combination product, or two separate products is made by the FDA on a case-by-case basis. We have discussed our development strategy with the FDA on our Qtrypta™ (M207) program and we believe the primary mode of action is attributable to the drug component of the product, which means that the FDA's Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our Qtrypta™ (M207) product candidate. Accordingly, we have investigated Qtrypta™ (M207) through the Investigational New Drug application ("IND") framework and plan to seek approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the device component of Qtrypta™ (M207), but this could change during its review of any marketing application that we may submit.
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
Drug Approval Process
None of our product candidates may be marketed in the United States until the product has received FDA approval. The steps to be completed before a drug may be marketed in the United States include:

•	completion of preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice requirements and other applicable regulations;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials in the United States may begin;

•	approval by an independent institutional review board ("IRB") or ethics committee at each clinical trial site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials, in accordance with good clinical practice ("GCP") requirements, to establish the safety and efficacy of the drug for each proposed indication to the FDA’s satisfaction;

•	submission to the FDA of an NDA after completion of all pivotal trials;

•	FDA acceptance and review of the NDA, which may require an FDA advisory committee review, if applicable;

•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the drug, along with its device components, is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA approval of the NDA.
Preclinical tests include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies. The results of the preclinical tests, together with manufacturing information, analytical data, product chemistry, controls and a proposed clinical trial protocol, are submitted to the FDA as part of an IND, which must become effective before human clinical trials in the U.S. may begin. An IND will automatically become effective thirty days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.
Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCPs which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.
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

Phase 4 clinical trials are conducted after FDA approval to gain additional experience from the treatment of patients in the intended therapeutic indication or otherwise when requested by the FDA in the form of post-market commitments. Failure to promptly conduct any required Phase 4 post-market studies could result in withdrawal of FDA approval.
The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Assuming successful completion of the required clinical testing in accordance with all applicable regulatory requirements, the results of the preclinical studies and of the clinical trials, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is subject to a substantial application user fee, and the manufacturer and/or sponsor under an approved NDA are also subject to annual program user fees. Section 505(b)(1) and Section 505(b)(2) of the FDCA are the provisions governing the type of NDAs that may be submitted under the FDCA. Section 505(b)(1) is the traditional pathway for new chemical entities when no other new drug containing the same active pharmaceutical ingredient or active moiety, which is the molecule or ion responsible for the action of the drug substance, has been approved by the FDA. As an alternate pathway to FDA approval for new or improved formulations of previously approved products, a company may submit a Section 505(b)(2) NDA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA reviews any NDA submitted to ensure that it is sufficiently complete for substantive review before the FDA accepts the NDA for filing. We submitted a 505(b)(2) New Drug Application ("NDA") for Qtrypta™ (M207) in December 2019.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that such NDA is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the NDA for filing. FDA reviews NDAs through a two-tiered classification system, Standard Review and Priority Review. The FDA endeavors to review Standard Review applications within ten to twelve months, whereas FDA's goal is to review Priority Review applications within six to eight months, depending on whether the drug is a new molecular entity. Even if the NDA is filed, companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing is in compliance with cGMP regulations. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA does not approve of the NDA or the manufacturing facilities, it will issue a complete response letter to indicate that the review cycle for an application is complete and that the application will not be approved in its present form. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information required for the FDA to reconsider the application. If a complete response letter is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.
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
Post-Approval Requirements
Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters, or untitled letters;

•	clinical holds on clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•	mandated modification of promotional materials and labeling and the issuance of corrective information;

•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Hatch-Waxman Act
As part of the Drug Price Competition and Patent Term Restoration Act of 1984, the Hatch-Waxman Amendments, which provide alternative pathways to regulatory approval through Sections 505(j) and 505(b)(2) of the FDCA, were enacted. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(j) permits applicants with generic drug products to submit an abbreviated new drug application ("ANDA") in reliance upon certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. Under these pathways, the FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by a Section 505(b)(2) applicant.
To the extent that an ANDA or Section 505(b)(2) applicant is relying on studies conducted for an already approved product, which is referred to as the Reference Listed Drug ("RLD"), the applicant is required to certify to the FDA concerning any listed patents in the FDA’s Orange Book publication that relate to the RLD. Specifically, the applicant must certify for all listed patents one of the following certifications: (i) the required patent information has not been filed by the original applicant; (ii) the listed patent already has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product.
If a Paragraph I or II certification is filed, the FDA may make approval of the application effective immediately upon completion of its review. If a Paragraph III certification is filed, the approval may be made effective on the patent expiration date specified in the application, although a tentative approval may be issued before that time. A certification that the new product will not infringe the RLD's listed patents or that such patents are invalid is called a Paragraph IV certification. If an application contains a Paragraph IV certification, a series of events will be triggered, the outcome of which will determine the effective date of approval of the new application. The application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity or orphan drug exclusivity, listed in the Orange Book for the RLD has expired.
If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA sponsor and to all patent holders for the RLD once the applicant’s ANDA or Section 505(b)2 NDA has been accepted for filing by the FDA. The NDA sponsor and patent holders may then initiate a legal challenge to the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or Section 505(b)(2) NDA by imposing a 30-month automatic stay on approval, which may be shortened by the court in a pending patent case if either party fails to reasonably cooperate in expediting the case. The 30-month stay terminates if a court issues a final order determining that the patent is invalid, unenforceable or not infringed. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant’s NDA will not be subject to the 30-month stay.
The Hatch-Waxman Act provides five years of market exclusivity for new chemical entities which prevents the FDA from accepting ANDA and Section 505(b)(2) applications containing the protected active ingredient until the expiration of the five year market exclusivity. The Hatch-Waxman Act also provides three years of data exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products such as new indications, delivery mechanisms, dosage forms, strengths or conditions of use. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application that relies on the information supporting the approval of the drug or the change to the drug for which the information was submitted and the exclusivity granted until after that three-year exclusivity period has expired. However, the FDA can accept an application and begin the review process during the three-year exclusivity period.
Coverage, Pricing and Reimbursement
Sales of products that we may market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of coverage and the level of reimbursement from third-party payers such as state and federal governments, managed care providers and private insurance plans. Private insurers, such as health maintenance organizations and managed care providers, have implemented cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, particularly in the United States and increasingly in other countries, we will be required to provide discounts and pay rebates to state and federal governments and agencies in connection with purchases of any of our products, if approved, that are reimbursed by such entities. We have consciously selected compounds for development that offer therapeutic benefit based on fast onset of action. If our product candidates are approved by the FDA, we intend to work with payers to demonstrate the clinical benefits of our products over other delivery modalities and we intend to secure adequate and commercially favorable pricing and reimbursement levels, but we cannot guarantee that coverage or adequate reimbursement will be available.
In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek coverage and reimbursement from third-party payors. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis.
The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the United States there is no uniform policy among payors for coverage or reimbursement. third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payor separately and will likely be a time-consuming process. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.
Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. To obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product or product candidates to be medically necessary or cost-effective compared to other available therapies.
Additionally, the containment of healthcare costs (including drug prices) has become a priority of federal and state governments. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution by generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products or product candidates if approved as a benefit under their plans or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis. Decreases in third-party reimbursement for our products once approved or a decision by a third-party payor to not cover our products could reduce or eliminate utilization of our products and have an adverse effect on our sales, results of operations, and financial condition. In addition, state and federal healthcare reform measures have been and will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or product candidates once approved or additional pricing pressures.

Healthcare Reform
A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“ACA”), which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

•
An annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•
Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. Through a series of legislative amendments, the tax was suspended, effective January 1, 2016, and subsequently repealed altogether on December 20, 2019;

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

•
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts by the current administration to repeal or replace certain aspects of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Most recently, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted, which, among other things, removes the penalties for not complying with the ACA’s individual mandate to carry health insurance.

On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the ACA was invalid due to the legislative repeal of the individual mandate. This decision was subsequently appealed, and on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the decision of the district court that the individual mandate, as amended by the Tax Act, was unconstitutional. The Fifth Circuit remanded the case to the district court to consider a remedy, including to consider and explain which provisions of the ACA are inseverable and invalid. It is unclear how this litigation, including all subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business. There may be additional challenges or amendments to the ACA in the future. At this time, the full effect of the ACA and any future litigation, legislation or related regulatory action on our business remains unclear.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of two percent (2%) per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken.
If we establish international operations, we will be subject to compliance with the Foreign Corrupt Practices Act (the “FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, contract research organizations, vendors or other agents.
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

Other Healthcare Laws and Compliance Requirements
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business, many of which may become more applicable to us if any of our product candidates are approved and we begin commercialization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations, including those described below.
The federal Anti-Kickback Statute, prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease or order of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.
The federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
The federal transparency requirements known as the federal Physician Payments Sunshine Act, under ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to physicians, certain other healthcare providers, beginning in 2022 and teaching hospitals and information regarding ownership and investment interests held by physicians and their immediate family members
The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme or making false statements in connection with the delivery of or payment for health care benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
We are also and may become subject to analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/or imprisonment.
Employees
As of December 31, 2019, we had 56 employees, all of whom were full time, 6 of whom hold doctorate degrees in their respective scientific and pharmaceutical fields. We make extensive use of third-party contractors, consultants and advisors to perform many of our present activities.

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

Item 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in this Annual Report on Form 10-K and other documents that we file with the U.S. Securities and Exchange Commission (the “SEC”). Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. You should also refer to the other information contained in this Annual Report on Form 10-K, including our audited financial statements and the related notes thereto.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of December 31, 2019, we had an accumulated deficit of $298.8 million as well as negative cash flows from operating activities. As of December 31, 2019, we had approximately $6.3 million in cash and cash equivalents, and we do not have sufficient cash and cash equivalents to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Annual Report on Form 10-K. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
There is no assurance that additional funds will be obtained for our ongoing operations or that we will succeed in our future operations. Our audited financial statements included in this Annual Report on Form 10-K include an explanatory paragraph regarding our ability to continue as a going concern which may discourage some third-parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, results of operations and prospects.
We have a history of operating losses. We expect to continue to incur losses over the next several years and may never become profitable.
Since inception, we have incurred significant operating losses. For the year ended December 31, 2019 we incurred a net loss of $37.6 million. As of December 31, 2019, we had an accumulated deficit of $298.8 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, Qtrypta™ (M207), or any other product candidates that we develop. These expenditures will be incurred for development, clinical trials, regulatory compliance, infrastructure, and manufacturing. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta™ (M207) or any other product candidates we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third-parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us.
If we are unable to raise additional funds through equity or debt financings or other arrangements with third-parties when needed, we may be required to delay, limit, reduce or terminate our development or future commercialization efforts or partner with third-parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future financing requirements will depend on many factors, including:

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
Although our business was formed in 2006, we have had limited operations since that time. We do not currently have the ability to perform the sales, marketing and manufacturing functions at the Fremont, California site, necessary for the production and sale of Qtrypta™ (M207) on a commercial scale. The successful commercialization of Qtrypta™ (M207) will require us to perform a variety of functions, including:

•	continuing to conduct clinical development of our product candidates;

•	obtaining required regulatory approvals;

•	formulating and manufacturing product; and

•	conducting sales and marketing activities.
Our operations continue to be focused on developing and securing our proprietary technology and undertaking preclinical and clinical trials of our product candidates.
We expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. We are currently transitioning from a research and development focused company to a company capable of undertaking commercial activities. We may encounter unforeseen expenses, difficulties, complications and delays and may not be successful in such a transition.
Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.
If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES
The development and commercialization of our product candidates are subject to many risks. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
We have focused our clinical development efforts on our product candidate, Qtrypta™ (M207). The development and commercialization of Qtrypta™ (M207) and any product candidates we may develop and commercialize in the future is subject to many risks including:

•	we may be unable to obtain additional funding to develop our product candidates;

•	we may experience delays in regulatory review and approval of our product candidates in clinical development;

•	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;

•	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;

•	the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that clinical and other benefits outweigh its safety risks;

•	the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional studies or trials;

•	the FDA may not accept data generated at our clinical trial sites;

•	we may be unable to obtain and maintain regulatory approval of our product candidates in the United States and foreign jurisdictions;

•
potential side effects of our product candidates could delay or prevent commercialization, limit the indications for any approved product candidate, require the establishment of a risk evaluation and mitigation strategy, ("REMS"), or cause an approved product candidate to be taken off the market;

•	the FDA may identify deficiencies in our manufacturing processes or facilities or those of our contract manufacturing organizations ("CMOs");

•	the FDA may change its approval policies or adopt new regulations;

•	we may need to depend on third-party manufacturers to supply or manufacture our products;

•	we depend on contract research organizations to conduct our clinical trials;

•	we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials;

•	we may not be able to demonstrate that our product candidates are safe and effective treatments for their intended indications to the satisfaction of the FDA or other similar regulatory bodies;

•	we may be unable to establish or maintain collaborations, licensing or other arrangements;

•	the market may not accept our product candidates, if approved;

•	we may be unable to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;

•	we may experience competition from existing products or new products that may emerge; and

•	we and our licensors may be unable to successfully obtain, maintain, defend and enforce intellectual property rights important to protect our product candidates.
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

The LTSS for Qtrypta™ (M207) is an important step in the development of Qtrypta™ (M207). If the results from the study do not establish the safety of Qtrypta™ (M207) to the FDA’s satisfaction, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
In February 2019, we announced the completion of the final phase of our LTSS where more than 50 evaluable subjects were treated for a year, and in September 2019, we announced the presentation of final results from the LTSS at the 19th Congress of the International Headache Society in Dublin, Ireland. The results of the LTSS will need to support the safety of Qtrypta™ (M207) for the acute treatment of migraine. If the results do not provide sufficient evidence for FDA to determine the safety of Qtrypta™ (M207), we could be required to conduct additional clinical or preclinical studies or we may be required to delay, limit, reduce or terminate our development of Qtrypta™ (M207). Also, even though we have discussed our development strategy with the FDA on our Qtrypta™ (M207) program and received feedback from the FDA about the size and the length of the safety study, the FDA may require us to provide more data than we currently anticipate before approving Qtrypta™ (M207), if ever, which would further delay the regulatory approval process and require additional clinical or preclinical work.
If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our product candidates described in this Annual Report on Form 10-K. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act ("FDCA"). Section 505(b)(2) permits the filing of a New Drug Application ("NDA") where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
If the FDA does not allow us or any partner with which we collaborate to pursue the 505(b)(2) regulatory pathway for our product candidates, we or they may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, we or they will need to successfully complete additional Phase 2 and/or Phase 3 clinical trials and submit to the FDA for approval one or more NDAs in order to obtain FDA approval to market our product candidates. The time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. The conduct of later-stage clinical trials and the submission of a successful NDA is a complicated process. To date, we have conducted only one Phase 2/3 clinical trial and one LTSS of Qtrypta™ (M207). In addition, we have limited experience in preparing and submitting regulatory filings, and we have not previously submitted an NDA for any product candidates. Consequently, the completion of our clinical trials for Qtrypta™ (M207) for the potential treatment of migraine may not lead to an NDA submission and we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission for any other product candidate we may develop in the future.
Moreover, the inability to pursue the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than our product candidates, which could materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the 505(b)(2) regulatory pathway for our product candidates, we cannot assure you that we will receive the requisite approvals for commercialization of such product candidates.
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
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these clinical trials or tests are not positive or are only modestly positive and/or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have our product candidates removed from the market after obtaining marketing approval.
Our development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring a product candidate to market before we do, and thereby impair our ability to successfully commercialize our product candidates.
The results of our clinical trials may not support the intended use of Qtrypta™ (M207) or any other product candidates we may develop.
We cannot be certain that the results from any completed clinical trial or any future clinical trial, if completed as planned, will support the intended use of our products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe and effective in humans for its intended uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of our NDA with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. In addition, our clinical trials to date have involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.
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
There is no guarantee that data from these clinical trials will be accepted by regulators or considered sufficient for approving our product candidates for commercial sale. In the case of the United States, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be conducted in accordance with good clinical practices ("GCP") requirements and conducted such that the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials, it would likely result in the need for additional clinical trials, which would be both costly and time-consuming and likely to delay or permanently halt our development of a product candidate. Similar regulations and risks apply to other jurisdictions as well.
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
The manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for our product candidates will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practice ("cGMP") requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. The regulatory approvals for our product candidates, if any, may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidate.
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

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance, or result in significant negative consequences following market approval, if any.
Qtrypta™ (M207) and any other product candidates we develop in the future may have undesirable side effects or have characteristics that are unexpected. These could be attributed to the active ingredient or class of drug or to our unique formulation of our product candidates, or other potentially harmful characteristics. Such characteristics could cause us, our IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials, including the imposition of clinical holds, and could result in a more restrictive label or delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.
In addition, if a product candidate receives marketing approval, and we or others later identify serious adverse events or undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:

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
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues from the sale of our product.
We may encounter manufacturing risks or failures that could impede or delay supply for our clinical trials of our product candidates.
While we currently manufacture Qtrypta™ (M207) internally, we have entered into agreements with third-party CMOs related to the development, manufacture, and supply of Qtrypta™ (M207). Any failure or delay in our internal manufacturing operations or those of our CMOs, or the technology transfer process in connection with our plan to transition to rely on such CMOs for manufacture and supply, could delay the development or regulatory approval of Qtrypta™ (M207). We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which Qtrypta™ (M207), or our other product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval of Qtrypta™ (M207) or our other product candidates could be impeded, delayed, limited or denied if the FDA does not continue to authorize the manufacturing processes and facilities in which such product candidates are made.
Difficulties in relevant manufacturing processes and facilities implicated could result in supply shortfalls of Qtrypta™ (M207), if approved, or any other product candidates, and could delay our preclinical studies, clinical trials and regulatory submissions with respect thereto. In addition, supplies of Qtrypta™ (M207) (or our other product candidates) that have been produced and are stored for later use, may degrade, become contaminated or suffer other quality defects (including in connection with any shipment thereof), which may cause the affected drug product to no longer be suitable for its intended use in clinical trials or other development activities. If the defective drug product cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidate.

We have only manufactured our proposed product candidates for our clinical trials and we have no experience manufacturing on a commercial scale.
We have limited experience manufacturing our product candidate, Qtrypta™ (M207), and other product candidates, and to date have only manufactured our product candidates for our clinical trials. If Qtrypta™ (M207) is approved, we will need to scale up our own capabilities or those of our CMOs to support the production of commercial level quantities of our product candidate, which may require expensive process improvements.
While we intend to rely on CMOs to support commercial scale manufacture of Qtrypta™ (M207) and have entered into agreements regarding the same, we may nevertheless not be able to successfully produce, develop and market Qtrypta™ (M207) or our other product candidates, or we may be delayed in doing so. Significant scale up of manufacturing may also require process improvements as well as additional technologies and validation studies, which are costly, may not be successful and which the FDA must review authorize. If we or our CMOs are unable to establish a new manufacturing facility or expand existing manufacturing facilities, purchase equipment, hire adequate personnel to support our manufacturing efforts, or comply with cGMPs, or implement necessary process improvements, we may be unable to produce commercial materials or meet demand, if any should develop, for Qtrypta™ (M207) or our other product candidates. Any such failure would have a material adverse effect on our business, financial condition and results of operations.
Reliance on CMOs also entails risks to which we would not be subject if we manufactured the product candidates ourselves, including reliance on the third-party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond our control (including a failure to synthesize and manufacture our product candidate in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third-party at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our CMOs to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of our product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approvals of our product candidates, or a recall or withdrawal of approval in the future. CMOs may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize it. If our CMOs are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects. Our reliance on CMOs will further expose us to the possibility that they, or third-parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.
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

•
our ability to obtain and maintain sufficient third-party coverage or adequate reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payers.

If our product candidates are approved but do not achieve an adequate level of acceptance by physicians, health care payers and patients, we may not generate sufficient revenue and we may not be able to achieve or sustain profitability. Our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources and may never be successful.
Even if we obtain regulatory approvals, the timing or scope of any approvals may prohibit or reduce our ability to commercialize our product candidates successfully. For example, if the approval process takes too long, we may miss market opportunities and give other companies the ability to develop competing products or establish market dominance. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our product candidates not commercially viable. For example, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our product candidates, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve our product candidates with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that indication. Further, the FDA may place conditions on approvals including potential requirements or risk management plans and the requirement for a REMS to assure the safe use of the drug or a black-box warning (which is a warning required by the FDA that appears on the package insert for or in literature describing certain prescription drugs, signifying that medical studies indicate that the drug carries a significant risk of serious adverse effects). If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. A black-box warning will limit how we are able to market and advertise any product that is approved. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of our product candidates. Moreover, approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following the initial marketing of a product candidate. Any of the foregoing scenarios could materially harm the commercial success of our product candidates.
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
RISKS RELATED TO OUR DEPENDENCE ON THIRD-PARTIES
We use customized equipment to coat and package our microneedle patch system; any production or equipment performance failures could negatively impact the clinical trials of our product candidates that we may develop or sales of our product candidate(s), if approved.
We presently use customized equipment to coat and package our microneedle patch system. We also rely on third-parties to manufacture our equipment. If we experience equipment malfunctions and we do not have adequate inventory of spare parts or qualified personnel to repair the equipment, we may encounter delays in the manufacture of our microneedle patch system and may not have sufficient inventory to meet the demands of our clinical development programs of any product candidates and if approved, our customers’ demands for Qtrypta™ (M207) or our future approved product candidate(s), if any each of which could adversely affect our business, financial condition and results of operations.
We currently depend primarily on one supplier for manufacture of our product. If this manufacturer fails to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fails to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize Qtrypta™ (M207) or any other product candidates we may develop.
We have contracted with CMOs to produce, in collaboration with us, Qtrypta™ (M207), for commercial use, if approved, in the United States. We have not entered into any agreements with any alternate suppliers for Qtrypta™ (M207) product or API. Even if we were able to enter into other long-term agreements for manufacture of commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Qtrypta™ (M207). Additionally, if Qtrypta™ (M207) or any other product candidates is approved by the FDA or other regulatory agencies for commercial sale or if Qtrypta™ (M207) is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third-party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.
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

Even though we have an agreement with a CMO to supply Qtrypta™ (M207), and even if we enter into other long-term agreements with other CMOs, the FDA may not approve the facilities of such CMOs, the CMOs may not perform as agreed or the CMOs may terminate their agreements with us. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market Qtrypta™ (M207) or any other product candidate. In the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.
The manufacturer(s) of Qtrypta™ (M207) are obliged to operate in accordance with FDA-mandated cGMPs, and we have limited control over the ability of CMOs to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance to cGMPs. In addition, the facilities used by our CMOs to manufacture Qtrypta™ (M207) must be authorized by the FDA and will be subject to inspections that will be conducted prior to any grant or regulatory approval by the FDA. If any of our CMOs are unable to successfully manufacture material that conform to our specifications and the FDA’s strict regulatory requirements, and pass regulatory inspections, they will not be able to secure or maintain authorization to manufacture any of our approved products. Additionally, a failure by any of our CMOs to establish and follow cGMPs or to document their adherence to such practices may negatively impact our commercialization or lead to significant delays in the launch and commercialization of any other products that we may have in the future. Failure by our CMOs or us to comply with application regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspensions or withdrawal of approvals, seizures or recalls of product, operating restrictions, and criminal prosecutions.
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
Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede commercialization of Qtrypta™ (M207) and could have a material adverse effect on our business, results of operations, financial conditions and prospects.

We rely on CMOs for various components of our microneedle patch system, and our business could be harmed if those third- parties fail to provide us with sufficient quantities of those components at acceptable quality levels and prices or fail to maintain or achieve satisfactory regulatory compliance.
We rely on CMOs for various components of our microneedle patch system, including active pharmaceutical ingredients ("API") raw materials used in manufacturing, and capital equipment. Reliance on third-party manufacturers entails additional risks, including reliance on the third-party for regulatory compliance and quality assurance. In addition, CMOs may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our reliance on these third-parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate or any other product candidates that we may develop.
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
We rely on third-parties to conduct our clinical trials and those third-parties may not perform satisfactorily, including failing to comply with applicable regulatory requirements or to meet deadlines for the completion of such trials.
We rely on a third-party contract research organization, or CRO, to manage our clinical trials. In addition, we rely on other third-parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. While we have agreements governing their activities, we will have limited influence over their actual performance and we will control only certain aspects of their activities. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, agreements with such third-parties might terminate for a variety of reasons, including a failure to perform by the third-parties. If there is any dispute or disruption in our relationship with our CROs or if we need to enter into alternative arrangements, that would delay our product development activities.
There are limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. In particular, there would be a significant increase in clinical trial expenses, including adopting a new electronic data capture platform or other technology platforms, the need to enter into new contracts and costs associated with the transfer of data, as well as an increased risk of the loss of data. Identifying, qualifying and managing performance of third-party service providers can be difficult, time-consuming and may cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. Our reliance on these third-parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CRO or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed, or we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Furthermore, these third-parties may also have relationships with other entities, some of which may be our competitors. If these third-parties do not successfully carry out their contractual duties, meet expected deadlines, or if the quality of the clinical data they obtain is compromised due to the failure to conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.
If we are not able to establish collaborations, we may have to alter our development plans.
Our product development programs and the potential commercialization of our product candidates, will require substantial additional cash to fund our expenses. We may seek to collaborate with third-parties for certain of our development programs, and potentially for the commercialization of our lead product candidate, Qtrypta™ (M207).
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
In addition, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third-parties may be terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.
We may form strategic partnerships and collaborations in the future, and we may not realize the benefits of such alliances.
We may seek strategic partnerships, create joint ventures or collaborations or enter into licensing arrangements with third-parties that we believe will complement or augment our existing business. These relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex.
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

•	a collaboration partner may use our products or technology in such a way as to invite litigation from a third-party; and

•	a collaboration partner may exercise a contractual right to terminate a strategic alliance, making us ineligible to receive milestone or royalty payments under such agreement.
RISKS RELATED TO MARKETING AND SALE OF OUR PRODUCTS
We have no experience selling, marketing or distributing approved product candidates and have no internal capabilities to do so.
We currently have no sales, marketing or distribution capabilities. We do not anticipate having the resources in the foreseeable future to allocate to developing adequate sales and marketing support for any of our product candidates, if approved by the FDA. Although we may develop a targeted commercial infrastructure to market and distribute our proprietary product candidates, our future success may depend, in part, on our ability to enter into and maintain collaborative relationships to provide such capabilities, on the collaborators’ strategic interest in the product candidates under development and on such collaborators’ ability to successfully market and sell any such product candidates. There can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that our collaborators will have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our product candidates, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with the needed technical expertise. There can also be no assurance that we will be able to establish or maintain relationships with third-party collaborators or develop in-house sales and distribution capabilities. To the extent that we depend on third-parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third-parties, and there can be no assurance that such efforts will be successful. In addition, there can also be no assurance that we will be able to market and sell our products in the United States or overseas.
If Qtrypta™ (M207) does not obtain sufficient market share against competitive products, we may not achieve substantial product revenues and our business will suffer.
The market for the potential indication for Qtrypta™ (M207) is characterized by intense competition and rapid technological advances. Our product candidates will, if approved, compete with a number of existing and future drug delivery systems and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our product candidate or may offer comparable performance at a lower cost. If our product candidates fail to capture and maintain market share, we may not achieve sufficient revenues and our business will suffer.

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
The development and commercialization of new products to treat migraine is highly competitive. We expect to have considerable competition from major pharmaceutical, biotechnology, specialty pharmaceutical and medical device companies. Companies marketing products or have product candidates that treat migraine that may compete with Qtrypta™ (M207), include but are not limited, to Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly & Company, AstraZeneca, Novartis, Allergan, Biohaven Pharmaceuticals, Lundbeck, Amgen, Merck & Co., Pfizer, Janssen Pharmaceutica, Endo International, Assertio, Upsher-Smith Laboratories, Satsuma Pharmaceuticals, Supernus Pharmaceutical, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, electroCore, eNeura, Cefaly, Theranica and Amneal Pharmaceuticals.
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
The use of our product candidates in clinical trials and the sale of any product candidate for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product candidates. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:

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
Insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to product liability. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any product candidate, but we may be unable to obtain commercially reasonable product liability insurance for any product candidate approved for marketing. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or a series of claims brought against us, particularly if judgments exceed our insurance coverage, could cause our stock price to decline and could adversely affect our results of operations and business.
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical pandemics and epidemics, such as the novel coronavirus (COVID-19) outbreak and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. Many of these events are beyond our control and the occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
If we fail to comply with our obligations to our licensor in our intellectual property license, we could lose license rights that are important to our business.
We are a party to an Intellectual Property License Agreement dated October 5, 2006, as amended, with ALZA and we may enter into additional license agreements in the future. Our existing license agreement imposes, and we expect that any future license agreements will impose, various diligence, product payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. These risks could delay or prevent us from offering our product candidate(s). We might not have the necessary rights or the financial resources to develop, manufacture or market our current or future product candidates without the rights granted under these licenses, and the loss of sales or potential sales in such product candidate(s) could have a material adverse effect on our business, financial condition, results of operations and prospects. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations. Determining the scope of licenses and related obligations may be difficult and could lead to disputes between us and the licensor. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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
Our success depends in large part on our and our licensor’s ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and product candidates. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or product that we license from third-parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third-parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.
The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous, or we may not be financially able to protect our proprietary rights at all. It is also possible that we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third-parties. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent our pending patent applications from issuing as patents. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives or provide any competitive advantage. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensor’s patent rights are highly uncertain. Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The standards which the United States Patent and Trademark Office ("USPTO") and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these non-U.S. countries. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our product candidates will issue in the United States or in non-U.S. jurisdictions, or whether any patents that do issue are valid, enforceable and have claims of adequate scope to provide competitive advantage. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensor were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third-parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our product candidate without infringing third-party patent rights.
Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. Third-parties may have patents that could prevent us from marketing our own patented product candidate. Third-parties may also seek to market generic versions of any of our approved product. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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
In addition to our patented technology and product candidates, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third- parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such security measures may not provide adequate protection for our proprietary information, for example, in the case of misappropriation of a trade secret by an employee, consultant, or third-party with authorized access. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Even though we use commonly accepted security measures, the criteria for protection of trade secrets can vary among different jurisdictions.
We could be prevented from selling our product candidates, if approved, and could be forced to pay damages and defend against litigation, if we infringe the rights of third-parties.
We conduct freedom-to-operate studies to guide our early-stage research and development away from areas where we are likely to encounter obstacles in the form of third-party intellectual property conflicts, and to assess the advisability of licensing third-party intellectual property or taking other appropriate steps to address any freedom-to-operate or development issues. However, with respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates will be free of claims by third-party intellectual property holders or whether we will require licenses from such third-parties. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications.
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

•
we or our collaborators may initiate litigation or other proceedings against third-parties seeking to invalidate the patents held by those third-parties or to obtain a judgment that our products or processes do not infringe those third-parties’ patents;

•
if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third-party with a dominant patent position;

•
if third-parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings; and,

•
if a license to necessary intellectual property is terminated, the licensor may initiate litigation claiming that our processes or products infringe, misappropriate or otherwise violate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.

Third-parties may assert that we are employing their proprietary technology without authorization or have infringed upon, misappropriated or otherwise violated their intellectual property or other rights. Even if we believe third-party claims of infringement against us or our collaborators are without merit, there is a risk that a court would decide that we or our collaborators are infringing the third-party’s valid and enforceable patents. If our product candidates, methods, processes or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

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
We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for Qtrypta™ (M207) and potentially for our other product candidates where applicable. Such filings involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for Qtrypta™ (M207) or any other product candidates under Section 505(b)(2).
We intend to pursue regulatory approval for Qtrypta™ (M207) and potentially for any other product candidates, pursuant to Section 505(b)(2) of the FDCA. A Section 505(b)(2) application is a type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of a previously approved product for which the applicant has no right of reference, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such applications involve significant costs, including filing fees.
To the extent that a Section 505(b)(2) NDA relies on clinical trials conducted for a previously approved product or the FDA’s prior findings of safety and effectiveness for a previously approved product, the Section 505(b)(2) applicant must submit patent certifications in its Section 505(b)(2) application with respect to any patents for the previously approved product on which the applicant’s application relies and that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Specifically, the applicant must certify for each listed patent that, in relevant part, (Paragraph I) the required patent information has not been filed by the original applicant; (Paragraph II) the listed patent has expired; (Paragraph III) the listed patent has not expired, but will expire on a particular date and approval is not sought until after patent expiration; or (Paragraph IV) the listed patent is invalid, unenforceable or will not be infringed by the proposed new product. A certification that the new product will not infringe the previously approved product’s listed patent or that such patent is invalid or unenforceable is known as a Paragraph IV certification. If the applicant does not challenge one or more listed patents through a Paragraph IV certification, the FDA will not approve the Section 505(b)(2) NDA application until all the listed patents claiming the referenced product candidate have expired.
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
Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. If we initiate legal proceedings against a third-party to enforce a patent covering our product candidates, the defendant could counterclaim that the patents covering our product candidates are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including a lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third-parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings).
There is a risk that a court or administrative body would decide to revoke, cancel or amend our patents in such a way that they no longer cover and protect a product candidate. In addition, a court or administrative body may decide that our patents are invalid, unenforceable or not infringed by a third-party’s activities. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. An adverse result in any litigation or proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute such claims and we may be reliant on them to do so.
An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against competitors, affect our ability to receive royalties or other licensing consideration from our licensees, and may curtail or preclude our ability to exclude third-parties from making, using and selling similar or competitive products. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
Some of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that patents and applications we have filed to protect inventions of these employees, even those related to our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Although our policy is to have all employees complete these agreements, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property may not be self-executing and despite such agreement, such inventions may become assigned to third-parties. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third-parties in their work for us, disputes may arise between us and those third-parties as to the rights in related inventions. We may also be subject to claims that former employees, collaborators, or other third-parties have an ownership interest in our patents or other intellectual property. In addition, we may face claims by third-parties that our agreements with employees, contractors, or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third-party or from that individual’s assignee. Such assignment or license may not be available on commercially reasonable terms or at all.
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
On September 16, 2011, the Leahy-Smith America Invents Act ("Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third- parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.
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
Any future programs we choose to pursue may require the use of proprietary rights held by third-parties, and the growth of our business will likely depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property from third- parties that we later identify as necessary for our future product candidates or such intellectual property may not be available on commercially reasonable terms. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources, and greater clinical development and commercialization capabilities.
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
Filing, prosecuting, and defending patents on our product candidates in all countries throughout the world may be prohibitively expensive, and our intellectual property rights in some countries outside the United States and Europe can be less extensive than those in the United States and Europe. In addition, the laws of some countries outside the United States and Europe do not protect intellectual property rights to the same extent as federal and state laws in the United States and laws in Europe. Consequently, we may not be able to prevent third-parties from practicing our inventions in all countries outside the United States and Europe, or from selling or importing products made using our inventions in and into the United States, Europe or other jurisdictions. Third- parties may use our technologies in jurisdictions where we have not obtained or are unable to adequately enforce patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States and Europe. These products may compete with our product and our patents or other intellectual property may not be effective or sufficient to prevent them from competing.
Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions outside the United States and Europe. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents, the reproduction of our manufacturing or other know-how or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our intellectual property rights in jurisdictions outside the United States and Europe, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third-parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third- parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third-parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
If we do not obtain patent term extensions and data exclusivity for Qtrypta™ (M207) or any of our other product candidates, our business may be materially harmed.
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
Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid; The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Violations can also result in criminal penalties, including criminal fines and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

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

•
the federal Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians, certain other healthcare providers beginning in 2022, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners; and

•
analogous state laws and regulations, such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.
State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.
Efforts to ensure that our business arrangements with third-parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, disgorgement, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Our ability to generate revenue from the sale of our product candidates will be diminished if we are unable to obtain third-party coverage and adequate levels of reimbursement for any approved product candidate.
Our ability to commercialize any product candidate for which we receive regulatory approval, alone or with collaborators, will depend in part on the extent to which coverage and reimbursement for the product candidate will be available from government and health administration authorities, private health maintenance organizations and health insurers, and other third-party payers.
A substantial portion of our potential future revenue depends or will depend, in part, on the extent to which the costs of our products, purchased by our customers are reimbursed by third-party payers, including Medicare, Medicaid, other U.S. government sponsored programs, non-U.S. governmental payers and private payers. Our customers’ ability to obtain adequate reimbursement for products and services from these third-party payers affects the selection of products they purchase and the prices they are willing to pay. Some of our target customers may be unwilling to adopt our products in light of the additional associated cost. If we are forced to lower the price we will charge for our U.S. product candidates, if approved, our profit margins will decrease, which will adversely affect our ability to invest in and grow our business. With the global pressure on healthcare costs, payers are attempting to contain costs by, for example, limiting coverage of, and the level of reimbursement for, new therapies. Any limitations on, decreases in or elimination of payments by third-party payers may have an adverse effect on our financial condition, business, prospects and/or results of operations.
Additionally, healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover the product candidates. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our product candidates, once approved, market acceptance of the product could be reduced.
Healthcare reform may have a material adverse effect on our industry and our results of operations.
Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation

Act of 2010 ("ACA") is significantly changing the way healthcare is financed by both governmental and private insurers. From time to time, legislation is implemented to rein in rising healthcare expenditures. The ACA included a number of provisions affecting the pharmaceutical and medical device industries, including annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. The ACA included new fees or taxes on certain health-related industries, including medical device manufacturers. Beginning in 2013, entities that manufacture, produce or import medical devices were required to pay an excise tax in an amount equal to 2.3% of the price for which such devices are sold in the United States. Through a series of legislative amendments, the tax was suspended, effective January 1, 2016, and subsequently repealed altogether on December 20, 2019. In addition, among other things, the ACA also established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our product and decreased profits to us.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. This decision was subsequently appealed, and on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the decision of the district court that the individual mandate, as amended by the Tax Act, was unconstitutional. The Fifth Circuit remanded the case to the district court to consider a remedy, including to consider and explain which provisions of the ACA are inseverable and invalid. It is unclear how this litigation, including all subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business. There may be additional challenges or amendments to the ACA in the future. At this time, the full effect of the ACA and any future litigation, legislation or related regulatory action on our business remains unclear.
Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. These new laws and any other future legislative or policy changes may result in additional reductions in Medicare and other healthcare funding, which may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our out-licensed products and product candidates (if and when approved) and accordingly, our financial results.
If our product candidates become subject to recall it could harm our reputation, business and financial results.
The FDA and similar foreign governmental authorities have the authority to request the recall of commercialized products in the event of material deficiencies or defects in design, manufacture or labeling. A recall by us could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, we could be required to report those actions as recalls. A recall announcement could harm our reputation with customers and negatively affect our sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
Governments outside the United States may impose strict price controls, which may adversely affect our revenue, if any.
In some countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement for our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

The U.S. tax reform bill passed in 2017 could adversely affect our business and financial condition.
Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability.  For example, the Tax Act was enacted in the United States on December 22, 2017.  Given our valuation allowance position, the Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%; limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses); limitation of the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks; mandatory capitalization of research and development expenses beginning in 2022; immediate deductions for certain new investments instead of deductions for depreciation expense over time; further deduction limits on executive compensation; and modifying, repealing and creating many other business deductions and credits. The Tax Act may have significant impacts in future periods and our business and financial condition could be adversely affected. The future impact of the Tax Act on holders of our common stock is also uncertain and could be adverse.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have experienced such ownership changes in the past (and derecognized certain deferred tax assets as of December 31, 2019 in connection with ownership changes we determined had occurred prior to such date), and we may experience ownership changes in the future as a result of future offerings and/or subsequent shifts in our stock ownership, some of which may be outside our control. Because our ability to use our net operating loss carryforwards and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes.
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
We are highly dependent on our key executive officers. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development and diversion of management resources, which could have a material adverse effect on our business, financial condition and results of operations.
On February 1, 2020, Gregory Kitchener resigned as our chief financial officer. We cannot guarantee that we will not face similar turnover in the future. Management transition is often difficult. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any transition and the time and management attention needed to fill any vacant role could disrupt our business. We can give no assurances concerning the timing or outcome of our search for a permanent chief financial officer.
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
Our operations and employees face risks related to health epidemics that could adversely affect our financial condition and operating results.
Our business could be adversely impacted by the effects of a health epidemic, such as the novel coronavirus (COVID-19). Our sole laboratory, executive team, and most of our employee base are located in the San Francisco Bay Area. In the event of a health epidemic that becomes widespread in or around the San Francisco Bay Area, we may take precautionary measures such as limiting our employees’ travel activities, implementing alternative work arrangements for our employees, and suspending our lab operations. Furthermore, such health epidemic, even outside of the San Francisco Bay Area, may also adversely impact the operations of our CMOs, suppliers and business partners as they implement their own precautionary measures. Such conditions could disrupt our operational activities and may result in an inability to meet our operational targets, and therefore our financial condition and operating results could be adversely affected.
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
Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third-parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development and manufacturing programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed.
Risks associated with use of our company-wide enterprise resource planning (“ERP”) system may adversely affect our business and results of operations or the effectiveness of internal control over financial reporting.
We completed the implementation of a company-wide ERP system in the first fiscal quarter of 2019 to handle the business and financial processes within our operations and corporate functions. The use of the ERP system will increase as we expand our operations, possibly requiring the implementation of additional modules or system functionality. To reap the benefits of our ERP system, we may need to change certain business and financial processes. Our business and results of operations may be adversely affected if we experience operating problems or cost overruns following the implementation process, or if the systems and the associated process changes do not give rise to the benefits that we expect. If we do not effectively maintain or integrate the ERP system as planned or if the systems do not operate as intended, it may adversely affect our ability to manage and run our business operations, file reports with the SEC in a timely manner, and/or otherwise affect our internal control environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through March 6, 2020, for example, our stock has traded in a range with a low of $0.526 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
For example, if at any time the bid price of our common stock closes at below $1.00 per share for more than 30 consecutive trading days, we may be subject to delisting from the Nasdaq Capital Market. If we receive a delisting notice, we would have 180 calendar days to regain compliance (subject to any additional 180-day compliance period which may be available to us), which would mean having a bid price above the minimum of $1.00 for at least 10 consecutive days in the 180-day period. During this 180-day period, we would anticipate reviewing our options to regain compliance with the minimum bid requirements, including conducting a reverse stock split. To the extent that we are unable to resolve any listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock. On March 11, 2020, the closing price of our common stock was $0.5662 per share.
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
Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
Our principal executive offices are located at 34790 Ardentech Court, Fremont, California 94555. We have an operating lease for our headquarters in Fremont, California. Under the Seventh Amendment, we extended the term of the lease for our headquarters through August 31, 2024, with an option to further extend the lease for an additional 60 months, subject to certain terms and conditions. We do not own any real property. We believe our present facilities are sufficient for our current and planned near-term operations.
Item 3. LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is publicly traded and listed on the Nasdaq Capital Market under the symbol “ZSAN".
Holders of Common Stock
As of March 9, 2020, there were 11 holders of record of our common stock based on information furnished by Computershare Trust Company, NA, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms.
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
Recent Sale of Unregistered Securities
Inducement Grant Award
On October 21, 2019, we granted a stock option to purchase 450,000 shares of our common stock to Steven Lo in connection with his appointment as President and Chief Executive Officer, as an inducement award. The stock option has an exercise price of $1.94 per share, which is equal to the closing price of our common stock on the grant date. 25% of the shares underlying the option will vest on October 21, 2020, and 1/48th of the total shares will vest monthly thereafter, subject to continued service. The award was approved in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.
We did not sell any other unregistered equity securities during the period covered by this Annual Report on Form 10-K that have not already been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA
The selected financial data in the tables below should be read together with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data in this section is not intended to replace our financial statements and the accompanying notes. Our historical results are not necessarily indicative of our expected future results. The statements of operations data for 2019 and 2018 and the balance sheet data as of December 31, 2019 and 2018 were derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018
	(in thousands, except per share and share data)
Statements of Operations Data:
Revenue	$—	$—
Operating expenses:
Research and development (1)	25,385	25,508
General and administrative (1)	11,812	9,357
Impairment loss (1)	—	511
Total operating expenses	37,197	35,376
Loss from operations	(37,197)	(35,376)
Other income (expense):
Interest income (1)	207	381
Interest expense (1)	(523)	(379)
Other income (expense), net (1)	(76)	16
Net loss	$(37,589)	$(35,358)
Net loss per common share — basic and diluted	$(2.29)	$(3.74)
Weighted-average common shares used in computing net loss per common share — basic and diluted	16,383,730	9,452,491

	December 31,
	2019	2018
	(in thousands)
Balance Sheets Data:
Cash and cash equivalents	$6,316	$9,140
Marketable securities at fair value (2)	$—	13,862
Working capital (2)	$(9,424)	$12,073
Total assets	$37,670	$35,780
Build-to-suit obligation, net of debt issuance costs and discount (3)	$10,649	$6,804
Accumulated deficit	$(298,821)	$(261,232)
Total stockholders’ equity	$9,392	$18,710

(1) See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Annual Report on Form 10-K for a discussion of our year-to-year results of operations.
(2) In April 2018, we issued common stock in a public offering. We invested a portion of the cash proceeds from the public offering in marketable securities.
(3) In September 2018, we entered into a build-to-suit arrangement with Trinity with an aggregate value of $14.0 million, which was fully drawn in November 2019.

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

Overview
Zosano Pharma Corporation is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using our proprietary intracutaneous microneedle system (the “System”). Our System is designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is applied with a hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles penetrate the stratum corneum to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and stability may offer significant therapeutic and practical advantages, and on developing products where rapid administration of approved drugs with established safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards potential commercialization.
Our development efforts are currently focused on our product candidate, Qtrypta™ (M207). Qtrypta™ (M207) is our proprietary formulation of zolmitriptan delivered utilizing our System. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Qtrypta™ (M207) was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. Qtrypta™ (M207) is designed for rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal tract.
On March 3, 2020, we received notification that the FDA accepted our NDA for Qtrypta™ (M207) for the acute treatment of migraine for filing and substantive review. The Prescription Drug User Fee Act goal date for the completion of the FDA’s review of Qtrypta™ (M207) is set for October 20, 2020. This date reflects a standard 10-month review for a non-new molecular entity and is consistent with the review timeline for a 505(b)(2) NDA submission.
If approved, we plan to use contract manufacturers for the commercial production of Qtrypta™ (M207). These contract manufacturers include companies that will produce the various components that comprise our patch, our applicator, as well as the final packaging of the finished product. If approved, our contract manufacturers will be required to produce commercial supply of Qtrypta™ (M207) in accordance with the FDA’s cGMP regulations. These companies are located in the United States and have expertise and experience in contract manufacturing.
In October 2019, we announced that we had begun enrolling patients in our Acute Treatment of Cluster Headache Phase 2/3 clinical trial, which will evaluate the efficacy of C213 for the acute treatment of cluster headache. Like Qtrypta™ (M207) for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our System.
We have no product sales to date, and we will not have product sales unless and until we receive approval from the FDA, or equivalent foreign regulatory bodies, to market and sell our product candidates. Accordingly, our success depends not only on the development, but also on our ability to finance the development of each of our product candidates. We will require substantial additional funding to complete development and seek regulatory approval for these products. Additionally, we currently have no sales, marketing or distribution capabilities and thus our ability to market our products in the future will depend in part on our ability to develop such commercial capabilities, either alone or with collaboration partners.

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
Finance leases are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under finance leases are recorded in property and equipment, net on the balance sheets and depreciated in a manner similar to other property and equipment.
Research and Development Expenses
We record research and development expenses as incurred. These expenses consist of costs related to seeking regulatory approval of our primary product candidate, Qtrypta™ (M207), pre-commercialization efforts for Qtrypta™ (M207), clinical trial costs and furthering our research and development efforts. Research and development costs include salaries and related employee benefits, fees paid to contract manufacturing organizations that conduct manufacturing activities on our behalf, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, costs of active pharmaceutical ingredients, raw materials and research and development related overhead expenses.
Clinical Trial Costs
Clinical trial costs are a component of research and development expenses. We expense clinical trial activities performed by third-parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. We determine the actual costs at each reporting period through discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.
Stock-Based Compensation
We account for stock-based compensation, based on the fair value of the stock-based awards on the date that the grants are ultimately expected to vest. The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the employee’s requisite service period. As we do not have sufficient historical stock price information to meet the expected life of the stock option grants, we use a blended volatility that includes our common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly-traded biopharmaceutical companies. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our stock price becomes available. Due to the lack of historical exercise data to provide a reasonable basis upon which to estimate an expected term, we have opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term of the award to estimate the expected term.

As of April 1, 2019, we made an accounting policy election to recognize the impact of stock option forfeitures on stock-based compensation expense in the period an award is forfeited as permitted under Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718). Prior to April 1, 2019, we estimated the forfeiture rate at the initial grant date based on historical experience and our expectations regarding future pre-vesting termination of employees, and reduced stock-based compensation expense for the estimated effect of forfeitures over the requisite service period. There was no significant impact to the financial statements as a result of the change in policy.
Warrants
We record freestanding warrants at fair value using the Black-Scholes option pricing model.
Impairment of Long-Lived Assets
We identify and record impairment losses on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount of an asset is likely not recoverable. Recoverability is measured by comparing the fair value to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value.
Income Taxes
We use the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that they will be sustained upon examination.
Financial Operations Overview
General
As of December 31, 2019, we had an accumulated deficit of approximately $298.8 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta™ (M207) product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
We expect our pre-commercialization expenses related to our Qtrypta™ (M207) product candidate to increase as we continue to advance this program towards regulatory approval and, if approved, commercialization. Because of the numerous risks and uncertainties associated with our technology and drug development, we cannot forecast with any degree of certainty the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability.
We will require additional capital to undertake our planned pre-commercialization activities, research and development activities and to meet our operating requirements beyond 2020. We intend to raise such capital through the issuance of additional equity through public or private offerings, debt financing, strategic alliances with pharmaceutical partners, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our Qtrypta™ (M207) development program, out-license intellectual property rights to our intracutaneous delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
Research and Development Expenses
Research and development expenses represent costs incurred to seek regulatory approval, for pre-commercialization efforts for our primary product candidate, QtryptaTM (M207), and to conduct clinical trials and pre-clincial studies to further our research and development efforts. We recognize all research and development expenses as they are incurred.
Research and development expenses consist of:

•	production costs which include, but are not limited to, employee-related expenses, including salaries, benefits and stock-based compensation expense, drug formulation and clinical trials;

•	expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of our System, including fees paid to contract manufacturing organizations;

•
fees paid to CROs, clinical consultants, clinical trial sites and vendors, including IRBs, in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;

•	fees paid to conduct clinical studies, drug formulation and cost of consumables used in nonclinical and clinical trials;

•	other consulting fees paid to third-parties; and

•	allocation of certain shared costs, such as facilities-related costs.
In 2019, our research and development efforts and resources focused primarily on advancing the development of Qtrypta™ (M207). We expect our manufacturing related research and development expenses to continue to increase as a result of our Qtrypta™ (M207) pre-commercialization efforts. While we currently intend to continue clinical development of Qtrypta™ (M207) through commercialization in the United States ourselves, we remain open to opportunities with potential strategic partners to ensure Qtrypta™ (M207) will receive the best chance of commercial success. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates. We cannot forecast with any degree of certainty if Qtrypta™ (M207) or any of our other product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
The process of conducting the necessary clinical trials to obtain regulatory approval is costly and time consuming. We consider the active management and development of our clinical pipeline to be crucial to our long-term success. The actual probability of success for each product candidate and clinical program may be affected by a variety of factors, including, but not limited to: the quality of the product candidate, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. In situations in which third-parties have control over the clinical development of a product candidate, the estimated completion dates are largely under the control of such third-parties and not under our control. Additionally, a future collaborative partner may only be interested in applying our technology in the development and advancement of their own product candidates.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services and other general operating expenses not otherwise included in research and development. As a public company, we expect to invest significant resources to comply with evolving laws, regulations and standards, including the implementation of effective internal controls over financial reporting and compliance with the Sarbanes-Oxley Act. We expect that our general and administrative expenses will increase as we move towards commercialization of our product candidate, QtryptaTM (M207).
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
Other Income and Expense
Interest income. Interest income consists primarily of interest and amortization of purchase premiums and accretion of purchase discounts related to our investments in marketable securities.
Interest expense. Interest expense consists primarily of interest costs and associated amortization of debt discounts and issuance costs, if any, related to debt financing and an equity line of credit.
Other income, net. Other income, net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations.

Results of Operations
Comparison of the year ended December 31, 2019 and 2018

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(In thousands)
Operating expenses:
Research and development	$25,385	$25,508	$(123)	—%
General and administrative	11,812	9,357	2,455	26%
Impairment loss	—	511	(511)	(100)%

Other income (expense):
Interest income	207	381	(174)	(46)%
Interest expense	(523)	(379)	(144)	38%
Other income (expense), net	(76)	16	(92)	(575)%
Research and development expenses
For the year ended December 31, 2019, the decrease in research and development expenses of $0.1 million was primarily due to a decrease of $4.0 million in pre-clinical and clinical trial costs, primarily related to the completion of the Qtrypta™ (M207) LTSS, offset by an increase of $2.7 million for costs associated with the scale up and technology transfer to our commercial manufacturing organizations and $1.2 million in increased compensation expenses primarily due to an increase in headcount.
General and administrative expenses
For the year ended December 31, 2019, the increase of $2.5 million in general and administrative expenses was primarily due to an increase in $1.0 million in strategic development and pre-commercialization activities, an increase in $0.9 million of compensation costs due to additional headcount and an increase in $0.6 million for professional services.
Impairment loss
For the year ended December 31, 2018, the impairment loss was due to the focus on our Qtrypta™ (M207) commercial manufacturing strategy. Certain assets related to a former D107 program and custom manufacturing equipment that was replaced by new commercial production manufacturing equipment were determined to be impaired.
Other income and expense
For the years ended December 31, 2019 and 2018, interest income resulted primarily from interest recognized related to investments in marketable securities. The decrease for the year ended December 31, 2019 as compared to the same period in 2018 resulted from lower investment balances due to maturities of investments during the year.
For the years ended December 31, 2019 and 2018, interest expense consisted primarily of interest and amortization of debt discount. The increase in interest expense resulted from a higher outstanding balance on our build-to-suit obligation with Trinity. We paid all of our outstanding obligations under the Hercules Term Loan in September 2018.
For the year ended December 31, 2019, other income (expense), net was primarily attributed to the write-off of deferred offering costs related to the cancellation of an equity line of credit with Lincoln Park Capital.
Income Taxes
As of December 31, 2019, we had net deferred tax assets of $29.1 million and deferred tax liabilities of $1.6 million. The deferred tax assets primarily consisted of federal and state tax net operating losses and research and development tax credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $76.0 million and state net operating loss carryforwards of approximately $68.2 million. As of December 31, 2018, we had federal net operating loss carryforwards of approximately $41.1 million and state net operating loss carryforwards of approximately $33.2 million. If not utilized, certain federal net operating loss carryforwards incurred before

January 1, 2018, will expire beginning in 2026, and state net operating loss carryforwards will expire beginning in 2028. The federal net operating losses incurred in 2018 and beyond do not expire.
As of December 31, 2019, we had federal and state research and development credit carryforwards of approximately $1.6 million and $5.6 million, respectively. As of December 31, 2018, we had federal and state research and development credit carryforwards of approximately $0.6 million and $5.1 million, respectively. If not utilized, the federal tax credits will begin to expire in 2038 and state tax credits currently do not expire.
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
Liquidity and Capital Resources
As of December 31, 2019, we had an accumulated deficit of $298.8 million and $34.8 million of negative cash flows from operating activities for the year ended December 31, 2019. As of December 31, 2019, we had approximately $6.3 million in cash and cash equivalents. Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Annual Report on Form 10-K. Further, to continue operations, we will need to obtain additional capital resources through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering of (i) 11,903,506 shares of our common stock and (ii) warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The aggregate net proceeds from the offering were approximately $10.2 million, excluding any exercise of the warrants issued in the offering and after deducting the placement agent fees and estimated offering expenses.
On February 14, 2020, we closed an underwritten offering with H.C. Wainwright & Co. for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit.  The Series C Warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the additional shares and Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and offering expenses. As of March 6, 2020, 2,633,500 shares of common stock have been issued pursuant to the exercise of the Series C Warrants at an exercise price of $0.65 per share for aggregate net proceeds of approximately $1.7 million.
On November 27, 2019, we entered into a securities purchase agreement with several institutional investors providing for the issuance and sale of an aggregate of 2,181,034 shares of common stock at a price of $1.45 per share in a registered direct offering. The aggregate net proceeds from the offering were $3.1 million after deducting offering expenses.
On August 19, 2019, we entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market ("ATM") offering program, under which we were permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $15.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2019, we issued and sold 3,599,141 shares of common stock at an average price of $1.57 per share under the ATM program. The aggregate net proceeds were approximately $5.2 million after BTIG's commission of $0.2 million and other offering expenses. During the period from January 1, 2020 through March 4, 2020, we issued and sold 2,151,346 shares at an average price of $1.30 per share under the ATM program. The aggregate net proceeds were approximately $2.7 million after BTIG's commission of $0.1 million and other offering expenses. On March 4, 2020, we delivered notice of termination of the sales agreement with BTIG. We will not incur any termination penalties as a result of its termination of the sales agreement.

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
Cash Flows

	Year Ended December 31,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(34,817)	$(29,122)
Investing activities	2,164	(19,213)
Financing activities	29,829	45,824
Decrease in cash, cash equivalents, and restricted cash	$(2,824)	$(2,511)
Operating Cash Flow: Net cash used in operating activities was $34.8 million and $29.1 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in 2019 was primarily used for the scale up and technology transfer to our commercial manufacturing organizations, in addition to other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used in 2018 was primarily due to clinical trial costs related to the LTSS of Qtrypta™ (M207) and general and administrative costs.
Investing Cash Flow: Net cash provided by investing activities was $2.2 million for the year ended December 31, 2019. Net cash provided by investing activities in 2019 was from $13.9 million of net proceeds from the maturities of our marketable securities offset by $11.8 million of investments in property and equipment, including our commercial coating and primary packaging machine, commercial manufacturing suites and other manufacturing equipment. Net cash used in 2018 was primarily due to the purchase of marketable securities and the investment in our commercial coating and primary packaging machine, partially offset by maturities of marketable securities.

Financing Cash Flow: Net cash provided by financing activities was $29.8 million and $45.8 million for the years ended December 31, 2019 and 2018, respectively. Net cash provided by financing activities in 2019 was primarily due to proceeds from various common stock offerings throughout the year amounting to $26.8 million, proceeds from additional Trinity drawdowns of $6.1 million, offset by repayments on the Trinity build-to-suit obligation of $3.1 million. Net cash provided by financing activities for 2018 was primarily due to net proceeds of $45.6 million from a registered public offering of common stock.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$9,120	$1,861	$5,887	$1,372	$—
Financing lease obligation	41	24	17	—	—
Build-to-suit obligation (2)	13,225	5,397	7,828	—	—
Equipment purchase commitments (3)	4,838	4,838	—	—	—
Contract manufacturing commitments (4)	7,184	7,184	—	—	—
Total	$34,408	$19,304	$13,732	$1,372	$—

(1) Operating leases
Our operating lease obligations primarily consist of a lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings, for our office, research and development, and manufacturing facilities in Fremont, California. In addition to the minimum rental commitments, our leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. See Note 5. Leases, of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(2) Build-to-suit obligation
The build-to-suit obligation consists of principal and interest payments and purchase option fees related to our build-to-suit obligation with Trinity. See Note 6. Debt Financing, of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(3) Equipment purchase commitments
Equipment purchase commitments primarily relate to a purchase commitment with a manufacturer to build a commercial coating and primary packaging system for the production of our product candidate, Qtrypta™ (M207), and additional commitments with manufacturers to build pre-commercialization equipment. The terms of the purchase commitments are generally contingent upon performance of certain milestones. See Note 10. Commitments and Contingencies, of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(4) Contract manufacturing commitments
Our contract manufacturing commitments consist of non-cancelable commitments with our contract manufacturing organizations for the construction of dedicated manufacturing space and technology transfer fees. See Note 10. Commitments and Contingencies, of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for a summary of Recent Accounting Pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $6.3 million as of December 31, 2019, which consisted of bank deposits. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On May 28, 2019, we dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm. The dismissal of Marcum was approved by the audit committee of our board of directors ("Audit Committee"). The audit reports of Marcum on our financial statements for the years ended December 31, 2018 and 2017, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that both of the reports included an explanatory paragraph with respect to our ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty. During our two most recent fiscal years ended December 31, 2018 and 2017, and any subsequent interim period through the date of Marcum’s dismissal, there were no: (1) disagreements with Marcum on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in connection with their reports on our financial statements, or (2) there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K of the rules and regulations of the SEC, during our years ended December 31, 2018 and 2017 or in any subsequent interim period through the date of Marcum’s dismissal.
On May 28, 2019, the Audit Committee appointed Deloitte & Touche LLP (“Deloitte”) as our new independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2019. During the two most recent fiscal years ended December 31, 2018 and 2017, in the interim period ended March 31, 2019, and in the subsequent interim period through May 28, 2019, neither we nor anyone acting on our behalf consulted with Deloitte regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided that Deloitte concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment with our audit committee.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to the deferral allowed under the JOBS Act for emerging growth companies.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the year ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Our executive officers and directors, their positions and their ages as of March 1, 2020 are set forth below:

Name	Age	Position
Class I Directors whose term expires at the 2021 Annual Meeting of Stockholders
John P. Walker	71	Chairman of the Board of Directors
Linda Grais M.D., J.D. (1) (3)	63	Director

Class II Directors whose term expire at the 2022 Annual Meeting of Stockholders
Steven A. Elms (2) (3)	56	Director
Kenneth R. Greathouse (1) (2) (3)	67	Director

Class III Directors whose term expire at the 2020 Annual Meeting of Stockholders
Joseph “Jay” P. Hagan (1)	51	Director
Steven Lo	52	President and Chief Executive Officer
Kleanthis G. Xanthopoulos, Ph.D. (2)	61	Director

Executive Officers (other than Mr. Lo):
Christine Matthews	51	Interim Chief Financial Officer
Donald Kellerman, PharmD	65	VP Clinical Development and Medical Affairs
Hayley Lewis	44	Senior Vice President, Operations

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.
Business Experience
The following is a brief description of the education and business experience of our current directors and executive officers:
John P. Walker has served as a member of our board of directors since May 2016. From August 2017 to October 2019, Mr. Walker served as our President and Chief Executive Officer, and he served as our Interim Chief Executive Officer from May 2017 to August 2017. Mr. Walker is currently the Executive Chairman of Vizuri Health Sciences, LLC and served as a Managing Director of Four Oaks Partners, a life sciences transaction advisory firm, which he co-founded in March 2012 until January 2015. As part of his activities with Four Oaks Partners, Mr. Walker served as the Chairman and Interim Chief Executive Officer of Neuraltus Pharmaceuticals, Inc., a privately held biopharmaceutical company, until October 2013. From February 2009 until July 2010, Mr. Walker was the Chief Executive Officer at iPierian Inc., a company focused on the use of inducible stem cells for drug discovery. From 2006 until 2009, Mr. Walker served as the Chairman and Chief Executive Officer of Novacea, Inc., a pharmaceutical company that merged with Trancept Pharmaceuticals, Inc., in 2009. Since 2001, Mr. Walker, acting as a consultant, was Chairman and Interim Chief Executive Officer at Kai Pharmaceuticals, Guava Technologies, Centaur Pharmaceuticals, Inc., and Chairman and Chief Executive Officer of Bayhill Therapeutics. From 1993 until 2001, Mr. Walker was the Chairman and Chief Executive Officer of Arris Pharmaceuticals Corporation and its successor, Axys Pharmaceuticals Inc. Mr. Walker previously served on the board of directors of Geron Corporation and Evotec AG. Mr. Walker currently serves on the board of directors of Lucile Packard Children's Hospital at Stanford University, is the Chairman of Packard Children's Health Alliance, and is a member of the Board of Trustees at the University of Puget Sound. Mr. Walker is a graduate of the Advance Executive Program at the Kellogg School of Management at Northwestern University and holds a B.A. from the State University of New York at Buffalo. We believe Mr. Walker’s 40 years in the life sciences industry and his experience as Chairman and Chief Executive Officer of a number of development and commercial stage companies, including his prior service as our President and Chief Executive Officer, qualify him to serve as a member of our board of directors.
Linda Grais has served as a member of our board or directors since January 2019. She currently serves on the board of directors of Arca Biopharma and Corvus Pharmaceuticals, both biopharmaceutical companies, and PRA Health Sciences, a public contract research organization. From 2012 to 2017, Dr. Grais was President, Chief Executive Officer, and a member of the Board of Directors of Ocera Therapeutics, Inc., a biopharmaceutical company, which was acquired by Mallinckrodt, a pharmaceutical company, in 2017. Prior to her employment by Ocera, Dr. Grais served as a Managing Member at InterWest Partners, a venture capital firm, from 2005 until 2011, investing in biotechnology and medical device companies. From July 1998 to July 2003, Dr. Grais was a founder and executive vice president of SGX Pharmaceuticals Inc., a drug discovery company, which was acquired by Eli Lilly & Co., a pharmaceutical company, in 2008. Prior to that, she worked as an attorney at Wilson Sonsini Goodrich & Rosati, where she represented Life Science companies. Before practicing law, Dr. Grais worked as an assistant clinical professor of Internal Medicine and Critical Care at the University of California, San Francisco. Dr. Grais received a B.A. from Yale University, an M.D. from Yale Medical School and a J.D. from Stanford Law School. We believe that Dr. Grais’s extensive experience in the biopharmaceutical industry and as an executive officer of pharmaceutical and biotechnology companies qualifies her to serve as a member of our board of directors.
Steven A. Elms has served as a member of our board of directors since May 2018. He currently serves as a Managing Partner of Aisling Capital LLC, a private equity firm. He joined Aisling Capital LLC in 2000 from the life sciences investment banking group of Chase H&Q (formerly Hambrecht and Quist Group Inc.) where he was a principal. Mr. Elms serves on the board of directors of ADMA Biologics, Inc. Previously, Mr. Elms served on the board of directors of Ambit Biosciences Corp. from 2001 to 2014, MAP Pharmaceuticals, Inc. from 2004 to 2011 and has served on the boards of directors of a number of private companies. Mr. Elms received his B.A. in Human Biology from Stanford University and his M.B.A. from the Kellogg Graduate School of Management at Northwestern University. We believe that Mr. Elms's extensive financial services background and experience in the pharmaceutical and healthcare industries equip him to serve on our board of directors.
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
Joseph “Jay” P. Hagan has served as a member of our board of directors since May 2015. Mr. Hagan has served as Regulus Therapeutics's Chief Executive Officer since May 2017. Previously, he served as Regulus’s Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer since January 2016. From 2011 to December 2015, Mr. Hagan served as Orexigen’s Chief Business & Financial Officer. From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. Prior to Orexigen, Mr. Hagan worked at Amgen, from September 1998 to April 2008, where he served in various senior business development roles, including founder and Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures fund, Mr. Hagan was Head of Corporate Development at Amgen, leading such notable transactions as the acquisition of Immunex and Tularik and the spinouts of Novatrone and Relypsa, as well as numerous other business development efforts totaling over $15 billion in value. Before joining Amgen, Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advance Tissue Sciences. He has served as a member of the board of directors of Aurinia Pharmaceuticals, Inc., a publicly-held clinical stage biopharmaceutical company, since February 2018, and a member of the board of directors of Regulus Therapeutics, a publicly-held clinical stage biopharmaceutical company, since June 2017. He received an M.B.A. from Northwestern University and a B.S. in Physiology and Neuroscience from the University of California, San Diego. We believe that Mr. Hagan’s education and professional background in science and business management, and his work as a senior executive in the biotechnology industry qualify him to serve as a member of our board of directors.
Steven Lo has served as our President and Chief Executive Officer and as a member of our board of directors since October 2019. Previously, from September 2015 to October 2019, Mr. Lo served as Chief Commercial Officer of Puma Biotechnology, Inc., a publicly-held biopharmaceutical company. Prior to joining Puma, Mr. Lo held a number of positions at Corcept Therapeutics Incorporated, a publicly-held pharmaceutical company, from September 2010 to September 2015, including Senior Vice President, Oncology, Senior Vice President & Chief Commercial Officer and Vice President & Head of Commercial Operations. Prior to Corcept, Mr. Lo was with Genentech, Inc. from December 1997 to September 2010. At Genentech, Mr. Lo held a number of positions, including Senior Director, Oncology Marketing, where he prepared and led the first U.S. launch of Herceptin® in adjuvant HER2-positive breast cancer. His other leadership roles at Genentech included Franchise Head, Endocrinology and Senior

Director of Managed Care. Mr. Lo received a B.S. in Microbiology from the University of California, Davis and a Master of Health Administration from the University of Southern California. We believe that Mr. Lo’s perspective as our President and Chief Executive Officer qualifies him to serve as a member of our board of directors.
Kleanthis G. Xanthopoulos, Ph.D. has served as a member of our board of directors since April 2013. Dr. Xanthopoulos is a serial entrepreneur whose passion is building healthcare companies focused on innovation. Dr. Xanthopoulos has over two decades of experience in the biotechnology and pharmaceutical research industries as an executive, company founder, chief executive officer, investor and board member. He has founded three companies, has introduced two life science companies to Nasdaq and has financed and brokered numerous creative strategic alliance and partnership deals with large pharmaceutical partners. Dr. Xanthopoulos has served as the President and CEO of IRRAS AB, a commercial stage medical device and drug delivery company, since June 2015 and has served as Managing General Partner at Cerus DMCC since August 2015, which focuses on investing and building innovative biotechnology companies. Dr. Xanthopoulos served as President and Chief Executive Officer of Regulus Therapeutics Inc. (Nasdaq: RGLS) from the time of its formation in 2007 until June 2015. Prior to that, he was a managing director of Enterprise Partners Venture Capital. Dr. Xanthopoulos co-founded and served as President and Chief Executive Officer of Anadys Pharmaceuticals, Inc. (Nasdaq: ANDS) from its inception in 2000 to 2006 and remained a Director until its acquisition by Roche in 2011. He was Vice President at Aurora Biosciences (acquired by Vertex Pharmaceuticals, Inc.) from 1997 to 2000. Dr. Xanthopoulos participated in The Human Genome Project as a Section Head of the National Human Genome Research Institute from 1995 to 1997. Prior to this, Dr. Xanthopoulos was an Associate Professor at the Karolinska Institute, in Stockholm, Sweden, after completing a Postdoctoral Research Fellowship at The Rockefeller University, New York. An Onassis Foundation scholar, he was named the E&Y Entrepreneur of the year in 2006 in San Diego and the San Diego Business Journal’s Most Admired mid-size company CEO in 2013. Dr. Xanthopoulos received his B.Sc. in Biology with honors from Aristotle University of Thessaloniki, Greece, and received both his M.Sc. in Microbiology and Ph.D. in Molecular Biology from the University of Stockholm, Sweden. In addition to his roles at IRRAS AB, Dr. Xanthopoulos is a director of LDO S.p.a. (Milan, Italy), and is the co-founder and a member of the board of directors of privately held Sente Inc. We believe that Dr. Xanthopoulos’s senior executive experience managing and developing a major biotechnology company and his extensive industry knowledge and leadership experience in the biotechnology industry qualify him to serve as a member of our board of directors.
Christine Matthews has served as our Interim Chief Financial Officer since February 2020 and as our Vice President, Corporate Controller since January 2019. From August 2015 to January 2019, Ms. Matthews served as an accounting and financial consultant with Resources Global Professionals (“RGP”), a professional services company. Prior to joining RGP, from September 2013 to June 2015, Ms. Matthews served as Senior Director of Finance at Cepheid, Inc., a biotechnology company, supporting North Amercia commercial operations. Prior to Cepheid, Ms. Matthews held positions of increasing responsibility, most recently as Group Director of Finance at Cadence Design Systems. Ms. Matthews began her career with Arthur Andersen, LLP and holds a B.S. in Business Administration with an Emphasis in Accounting from the University of Colorado at Boulder.
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

Delinquent Section 16(a) Reports
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
Based solely on a review of the copies of such forms filed electronically with the SEC, and on written representations from certain reporting persons, we believe that during fiscal year 2019 our directors, executive officers and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, except for a Form 4 filing for Mr. Greathouse, Mr. Hagan, Mr. Walker, Mr. Wilson (a former member of our board of directors), Dr. Xanthopoulos and Aisling Capital IV, LP that were filed late due to an administrative delay.
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
The current members of our audit committee are Dr. Grais, Mr. Hagan and Mr. Greathouse, with Mr. Hagan serving as the chair of the audit committee. Our board of directors has determined that Dr. Grais, Mr. Hagan, and Mr. Greathouse satisfy the Nasdaq Stock Market independence standards and the independence standards of Rule 10A-3(b)(1) of the Exchange Act. Each of the members of our audit committee meets the requirements for financial literacy under applicable rules and regulations of the SEC and the Nasdaq Stock Market. The board of directors has also determined that Mr. Hagan qualifies as an “audit committee financial expert,” as defined by applicable rules of the Nasdaq Stock Market and the SEC.
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

Our named executive officers for fiscal year 2019 and their positions with the Company were as follows:

•	Steven Lo, President and Chief Executive Officer from October 21, 2019;

•	John Walker, President and Chief Executive Officer until October 20, 2019;

•	Gregory Kitchener, Chief Financial Officer until February 1, 2020; and

•	Donald Kellerman, Pharm.D., Vice President, Clinical Development and Medical Affairs;
2019 Summary Compensation Table
The following table sets forth information regarding compensation earned by our named executive officers for fiscal years 2019 and 2018.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Option Awards ($)(2)	Other ($)		Total ($)
John P. Walker	2019	486,329	(3)	—		—	9,722	(4)	496,051
President and Chief Executive Officer (3)	2018	446,962		250,000		1,274,020	—		1,970,982

Steven Lo	2019	105,673		50,000	(6)	718,965	—		874,638
President and Chief Executive Officer(5)	2018	—		—		—	—		—

Gregory Kitchener	2019	358,333		—		200,249	—		558,582
Chief Financial Officer (7)	2018	74,263		35,500		295,470	—		405,233

Donald Kellerman	2019	353,000		—		67,851	—		420,851
Vice President, Clinical Development and Medical Affairs	2018	340,050		137,200		317,730	—		794,980

(1) Does not include the value of 2019 annual bonuses. In February 2020, the Board determined that the payment of bonuses would be subject to the Company’s completion of an additional significant financing or strategic transaction as determined by the Board.
(2) Represents the aggregate grant date fair value of option awards, as determined in accordance with ASC 718. See Note 9 to the consolidated financial statements included in this Annual Report for a description of the assumptions used in calculated the grant date fair value.
(3) Mr. Walker served as our President and Chief Executive Officer until October 20, 2019. Pursuant to the terms of his separation agreement, Mr. Walker was employed as a non-executive employee of the Company, providing transition services to the Company, and continued to receive his base salary during the transition period until his retirement date of November 10, 2019.
(4) Represents fees paid to Mr. Walker for his service as Chairman of the Board of Directors from November 11, 2019 through the end of fiscal 2019.
(5) Mr. Lo was appointed our President and Chief Executive Officer effective October 21, 2019.
(6) Represents Mr. Lo’s sign-on bonus of $50,000 paid in connection with his appointment as our President and Chief Executive Officer.
(7) Mr. Kitchener served as our Chief Financial Officer until his separation on February 1, 2020.
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

2019 Salaries
The annual base salary for each named executive officer for 2019 was as follows: Mr. Lo ($525,000); Mr. Walker ($517,000), Mr. Kitchener ($360,000), and Dr. Kellerman ($355,000). The base salaries for Mr. Walker, Mr. Kitchener and Dr. Kellerman were effective March 1, 2019 and reflected increases of 3.4%, 2.8% and 3.5% from their 2018 levels. Mr. Lo’s base salary was established in connection with his commencement of employment in October 2019. Pursuant to the terms of the transition letter entered into with Mr. Walker, Mr. Walker served as our President and Chief Executive Officer until October 20, 2019, following which he continued to serve as a non-executive employee providing transition services until his retirement on November 10, 2019. Mr. Walker continued to receive his base salary at the rate in effect as of the transition through his retirement date.
Terms and Conditions of 2019 Annual Bonuses
Annual performance-based bonuses are intended primarily to motivate our named executive officers to achieve annual operational and financial objectives set by the board of directors to promote achievement of our business strategies and increase shareholder value. Whether a named executive officer receives an annual bonus, and if so the amount of that bonus, depends on the achievement of both corporate and individual goals and objectives.
Each named executive officer’s target annual cash bonus is expressed as a percentage of base salary, which is set annually by our board of directors. Our board of directors determines each bonus amount in its discretion based on the achievement of both corporate and individual performance goals. The 2019 annual bonuses for Mr. Lo, Mr. Walker, Mr. Kitchener and Dr. Kellerman were targeted at 50%, 50%, 40% and 40% of their respective base salaries, which, for our named executive officers continuing from 2018, remained unchanged from 2018. Further, Mr. Lo’s 2019 annual bonus will be prorated for the length of his employment during 2019. Actual annual cash bonuses earned by each named executive officer for 2019 depend on:

•	the Company's performance relative to predetermined corporate objectives (weighted 100%, 100%, 90% and 90%, for Mr. Lo, Mr. Walker, Mr. Kitchener and Dr. Kellerman, respectively); and

•
in the case of named executive officers other than Mr. Lo and Mr. Walker, the named executive officer's individual performance (based on achievement of individual objectives related to his area of responsibility) as determined by the compensation committee based on input from Lo (weighted 10% for both Mr. Kitchener and Dr. Kellerman).

For the fiscal year 2019, the compensation committee established corporate objectives that it considered critical to the near- and long-term success of the Company. The corporate objectives primarily consisted of the following: filing an NDA for Qtrypta™ (M207); the completion of a $20 million financing; partnering Qtrypta™ (M207) for sales and marketing, the completion of our LTSS of Qtrypta™ (M207), the initiation of a clinical study in cluster headache; research and development efforts to identify a future product candidate and development of a biologics plan.
In February 2020, the board of directors determined that the corporate objectives for our 2019 annual bonuses were achieved at 75% and that Dr. Kellerman had achieved his individual objectives at 100% of target. Based on such determinations, the Board determined that Mr. Walker and Dr. Kellerman would be eligible to receive bonuses in the amounts of $177,719 and $110,050, respectively, subject to the Company’s completion of an additional significant financing or strategic transaction as determined by the Board, with a potential bonus to be paid to Mr. Lo at such time and in such amount as determined by the Board. Mr. Kitchener is not eligible to receive an annual bonus for 2019 performance as he will not be employed at the time of payment. Pursuant to the transition letter entered into with Mr. Walker, Mr. Walker is eligible to receive an annual bonus for 2019 performance, prorated to reflect the length of his employment in 2019.
2019 Equity Award Grants
We periodically make equity grants to our employees, including our named executive officers. The options awarded to our named executive officers were granted with an exercise price equal to the closing market price of our ordinary shares on the date of grant, and generally require continued employment for four years in order to vest fully. Options therefore compensate our executives only if our share price increases after the date of grant and the executive remains employed for the period required for the option to become fully exercisable. The compensation committee thus considers options a particularly effective incentive and retention tool because it motivates our executives to increase shareholder value and remain with the Company.
On June 11, 2019, pursuant to our Amended and Restated 2014 Equity and Incentive Plan, we granted to Mr. Kitchener and Dr. Kellerman an annual option award to purchase 45,000 and 30,000 shares of our common stock, respectively, which vests as to 1/48th of the shares subject to the option on each monthly anniversary of the grant date, subject to the named executive officer’s continued service. We did not grant an annual option award to Mr. Walker in 2019.
In addition, in connection with his appointment as our President and Chief Executive Officer, on October 21, 2019, we granted to Mr. Lo an option to purchase 450,000 shares of our common stock, which vests as to 25% of the shares subject to the option on October 21, 2020 and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to Mr. Lo’s continued service. Mr. Lo’s option award was granted pursuant to an inducement award agreement under Nasdaq Listing Rule 5635(c)(4).
The compensation committee determined the size of each named executive officer's option award after considering comparative market data provided by the compensation committee's compensation consultant, as well as the named executive officer's position, responsibilities and performance.
Outstanding Equity Awards at 2019 Fiscal Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards (1)
	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Vesting Start Date
John P. Walker	340		—		42.20	5/4/2026
	1,500		—		11.40	11/2/2026
	8,750	(2)	6,250	(2)	19.80	8/9/2027	8/9/2017
	125,000	(3)	175,000	(3)	4.24	4/16/2028	4/16/2018
	39,583	(3)	60,417	(3)	4.27	5/17/2028	5/17/2018

Steven Lo	—	(2)	450,000	(2)	1.94	10/21/2029	10/21/2019

Gregory Kitchener	29,166	(2)	70,834	(2)	3.93	10/15/2028	10/15/2018
	—	(3)	25,000	(3)	4.78	2/26/2029	2/26/2019
	5,625	(3)	39,375	(3)	2.75	6/11/2029	6/11/2019

Donald Kellerman	1,500		—		45.20	12/15/2025
	562	(2)	38	(2)	51.40	3/29/2026	3/29/2016
	749		—		51.40	3/29/2026
	6,937	(4)	2,063	(4)	11.40	11/2/2026	11/1/2016
	41,666	(3)	58,334	(3)	4.24	4/16/2028	4/16/2018
	3,749	(3)	26,251	(3)	2.75	6/11/2029	6/11/2019

(1) The vesting of each option is subject to the holder's continued service with us through the applicable vesting date.

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
Employment Letters
As of December 31, 2019, we were a party to employment offer letters with Mr. Lo, Mr. Kitchener and Dr. Kellerman. These offer letters set forth the terms and conditions of employment of each named executive officer, including base salary, annual bonuses, initial equity award grants and standard employee benefit plan participation. The agreements also include certain change in control and severance provisions, described in greater detail further below. On October 7, 2019, we also entered into a transition letter with Mr. Walker, which set forth the terms and conditions of his transition as President and Chief Executive Officer.
Steven Lo Offer Letter. We entered into an offer letter with Steven Lo in connection with his commencement of employment as our President and Chief Executive Officer effective October 21, 2019. Mr. Lo’s offer letter provides for an annual base salary of $525,000, a target annual bonus of 50% of his base salary, and an initial option award covering 450,000 shares, which vests as to 25% of the shares subject to the option on October 21, 2020 and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to Mr. Lo’s continued service. Pursuant to Mr. Lo’s offer letter, Mr. Lo also received a one-time sign-on bonus of $50,000, which Mr. Lo is obligated to repay in full in the event of his termination by the Company for “cause” or his resignation without “good reason” (each, as defined in the letter).
John Walker Transition Letter. Pursuant to Mr. Walker’s transition letter, Mr. Walker served as our President and Chief Executive Officer until October 20, 2019, following which he continued to serve as a non-executive employee providing transition services until his retirement on November 10, 2019. Following his retirement, Mr. Walker continued to serve as chairman of the board of directors. The transition letter provides that Mr. Walker was eligible to receive his base salary as in effect as of the transition until his retirement and that he will remain eligible to receive his 2019 annual bonus based on actual achievement, prorated to reflect the length of his employment during 2019. In addition, Mr. Walker’s outstanding equity awards continue to vest in accordance with their terms subject to his continued service to the Company, including his service on the board of directors. Upon Mr. Walker’s termination of board service, each of his then-vested and outstanding option awards will remain outstanding and exercisable until up to the second anniversary of such termination.
Severance and Change in Control Arrangements
Pursuant to the terms of Mr. Lo’s offer letter, if the Company terminates Mr. Lo other than for cause or his resignation for good reason, in either case, other than during the one-year period following a change in control of the Company, then, subject to his execution of a release of claims against the Company, Mr. Lo will receive continued payment of his base salary for 12 months following termination and payment or reimbursement of continued healthcare premiums for up to 12 months. In addition, the vesting of Mr. Lo’s equity awards will accelerate with respect to 25% of any then-unvested shares upon such termination. In the event of Mr. Lo’s termination of employment by the Company without cause or his resignation for good reason, in either case, during the one-year period following a change in control of the Company, then, subject to his execution of a release of claims against the Company, Mr. Lo will receive a lump sum severance payment equal to (i) 18 months of his then-current base salary plus (ii) an amount equal to any bonus earned for the prior fiscal year (provided, that, the termination occurs in 2020, the amount tied to his bonus shall not reflect any pro-ration based on his partial employment during 2019), and payment or reimbursement of continued healthcare premiums for up to 18 months. In addition, the vesting of Mr. Lo’s equity awards will accelerate in full upon such termination. Under the offer letter, in the event of Mr. Lo’s disability, the Company will also pay base salary and provide employee benefits to Mr. Lo, in each case, for up to 12 weeks during any period of 365 consecutive calendar days.
Pursuant to Mr. Kitchener’s offer letter and Dr. Kellerman’s amended offer letter, in the event of a termination of employment without cause or for good reason, subject to execution of an effective release, the officers will be entitled to receive his or her base salary for a period of six months and healthcare coverage for a period of up to six months. In addition, any stock options and other equity awards will accelerate as to 25% of any then unvested shares. In the event of a termination without cause or for good reason within twelve months following a change in control, subject to the execution of an effective release, the officers will be entitled to receive a lump sum severance payment equal to (i) 12 months of base salary plus (ii) an amount equal to their bonus, if any, earned for the immediately preceding fiscal year, and payment or reimbursement of continued healthcare premiums for up to 12 months. In addition, any stock options and other equity awards will accelerate as to 100% of any then unvested shares. In the event of disability, the Company has also agreed to pay base salary and provide benefits, in each case, for up to 12 weeks during any period of 365 consecutive calendar days.
Director Compensation
Pursuant to our non-employee director compensation program in 2019 our non-employee directors receive compensation as follows:

•
for serving as a member of our board of directors, an annual cash retainer of $45,000 and an annual grant of a non-statutory stock option to purchase 1,500 shares of our common stock (at a per share exercise price equal to fair market value on the date of grant) vesting on the first anniversary of the grant date; and

•
for serving as the chairperson of the compensation committee of the board of directors, an additional annual cash retainer of $7,000; for serving as the chairperson of the nominating and corporate governance committee of the board of directors, an additional annual cash retainer of $7,000; for serving as the chairperson of the audit committee of the board of directors, an additional annual cash retainer of $10,000, for serving as lead independent director, an additional annual cash retainer of $10,000, and for serving as the chairman of the board of directors, an additional annual cash retainer of $25,000.
The cash fees described above are paid in monthly installments. Non-employee directors are also reimbursed upon request for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the board and of committees on which they serve.
In 2019, the annual option grants to our non-employee directors, other than Dr. Grais, were made on January 2, 2019, and Mr. Elms’ annual option grant vested in equal monthly installments over the one-year period following the grant date. In connection with her appointment to the board of directors effective January 14, 2019, we granted to Dr. Grais an option to purchase 25,000 shares of our common stock, which vests as to 25% of the shares subject to the option on the first anniversary of the date of grant and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to her continued service.
The following table sets forth information regarding compensation awarded to, earned by or paid to each of our non-employee directors during fiscal year 2019. Mr. Walker, our Chairman of the Board of Directors also served as President and Chief Executive Officer until October 20, 2019. However, he did not receive additional compensation for his services as a director while he served as President and Chief Executive Officer of the Company, and his compensation for 2019 is set forth in the Summary Compensation Table above.

	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Steven Elms	45,002	2,893	47,895
Linda Grais	43,429	52,763	96,192
Kenneth R. Greathouse	55,002	2,893	57,895
Joseph “Jay” P. Hagan	55,000	2,893	57,893
Troy Wilson, Ph.D., J.D.	43,334	2,893	46,227
Kleanthis G. Xanthopoulos, Ph.D.	52,000	2,893	54,893

(1) Represents the aggregate grant date fair value of stock options granted in fiscal year 2019, determined in accordance with ASC 718. See Note 9 to the consolidated financial statements included in this Annual Report for a description of the assumptions used in calculated the grant date fair value.
(2) Dr. Grais was appointed to the board of directors effective January 14, 2019.
(3) Mr. Wilson resigned as a member of the board of directors on October 5, 2019.
At the end of fiscal year 2019, our non-employee directors held outstanding stock options, as follows:

Number of Shares Subject to Outstanding Options
Steven Elms	26,500
Linda Grais	25,000
Kenneth R. Greathouse	31,000
Joseph “Jay” P. Hagan	30,400
Kleanthis G. Xanthopoulos, Ph.D.	30,415
Compensation Committee Interlocks and Insider Participation
During fiscal year 2019, our compensation committee consisted of Mr. Elms, Mr. Greathouse and Dr. Xanthopoulos. None of our executive officers serves, or in the past has served, as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of our board of directors or our compensation committee. None of the members of our compensation committee is an officer or employee of our Company, nor has any of them ever been an officer or employee of our Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
We have two compensation plans under which equity securities are currently authorized for issuance: our Amended and Restated 2014 Equity and Incentive Plan and our 2012 Stock Incentive Plan. In connection with the consummation of our initial public offering of common stock in January 2015, our board of directors terminated the 2012 Stock Incentive Plan effective as of January 27, 2015 and no further awards may be issued under the 2012 Stock Incentive Plan, except that the awards outstanding under the 2012 Stock Incentive Plan at the time of its termination continue to be governed by the terms of the 2012 Stock Incentive Plan. Our 2014 Equity and Incentive Plan was approved by our stockholders in July 2014 and our 2012 Stock Incentive Plan was approved by our stockholders in April 2012. The following table provides certain information as of December 31, 2019, with respect to all of our equity compensation plans in effect on that date.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	1,706,193	$5.00	63,404
Equity compensation plans not approved by security holders (3)	554,114	$2.08	—
Total	2,260,307		63,404

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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 9, 2020 by:

•	each person or entity, or group of affiliated persons or entities, known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 9, 2020 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Zosano Pharma Corporation, 34790 Ardentech Court, Fremont, California, 94555.

Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 54,338,912 shares of our common stock outstanding as of March 9, 2020.

Name of Beneficial Owner (1)	Total Shares Beneficially Owned	Percentage
5%+ Stockholders
Telemetry Investments, LLC (2)	5,394,334	9.9%
545 Fifth Ave, Suite 1108
New York, NY 10017-3630
Sabby Volatility Warrant Master Fund, Ltd. (3)	4,961,533	9.1%
10 Mountainview Road Suite 205
Upper Saddle River, NJ 07458
Aisling Capital IV, LP and affiliates (4)	2,718,226	5.0%
888 Seventh Avenue, 12th Floor
New York, NY 10106

Directors and Named Executive Officers:
John P. Walker (5)	322,263	*
Steven Lo	—	*
Christine Matthews (6)	21,874	*
Donald Kellerman, Ph.D. (7)	68,564	*
Hayley Lewis (8)	67,448	*
Kenneth Greathouse (9)	27,437	*
Joseph “Jay” P. Hagan (10)	17,900	*
Kleanthis Xanthopoulos, Ph.D. (11)	20,107	*
Steve A. Elms (12)	2,731,705	5.0%
Linda S. Grais (13)	7,812	*
Current Directors and Executive Officers as a Group (10 persons) (14)	3,285,110	6.0%

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
(2) Based on information provided by Telemetry Investments, LLC (“Telemetry”). Consists of: (i) 2,816,167 shares of common stock and (ii) 2,578,167 shares of common stock issuable upon exercise of outstanding warrants.  Telemetry is a registered investment advisor.  Andrew J. Schorr and Daniel P. Schorr are each managers of Telemetry.  As such, Andrew J. Schorr, and Daniel P. Schorr share voting and investment power over the securities held by Telemetry.  The address of Telemetry is 545 Fifth Ave, Suite 1108,  New York, NY 10017 Pursuant to the terms of the warrants, Telemetry will not have the right to exercise any portion of its warrants if Telemetry (together with its affiliates, and any persons acting as a group together with it or any of its affiliates) would beneficially own a number of shares of common stock in excess of 9.99% (the “Telemetry Beneficial Ownership Limitation”) of the shares of our common stock then outstanding after giving effect to such exercise; provided, however, that upon notice to us, Telemetry may increase or decrease the Telemetry Beneficial Ownership Limitation, provided that in no event shall the Telemetry Beneficial Ownership Limitation exceed 9.99%.
(3) Based on information provided by Sabby Volatility Warrant Master Fund, Ltd. (“SVWMF”). Consists of: (i) 544,961 shares of common stock and (ii) 4,416,572 shares of common stock issuable upon exercise of outstanding warrants. Sabby Management, LLC serves as the investment manager of SVWMF. Hal Mintz is the manager of Sabby Management, LLC and has voting and investment control of the securities held by SVWMF. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over the securities beneficially owned by SVWMF except to the extent of their respective pecuniary interest therein. The address of SVWMF is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The address of Sabby Management, LLC is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458. Pursuant to the terms of the warrants, SVWMF will not have the right to exercise any portion of its warrants if SVWMF (together with its affiliates, and any persons acting as a group together with it or any of its affiliates) would beneficially own a number of shares of common stock in excess of 4.99% (the “SVWMF Beneficial Ownership Limitation”) of the shares of our common stock then outstanding after giving effect to such exercise; provided, however, that upon notice to us, SVWMF may increase or decrease the SVWMF Beneficial Ownership Limitation, provided that in no event shall the SVWMF Beneficial Ownership Limitation exceed 9.99%.
(4) Based on information disclosed in the Schedule 13F filed with the SEC on February 6, 2020. Aisling Capital IV, LP, Aisling Capital Partners IV, LP and Aisling Capital Partner IV LLC have sole voting and dispositive power over 2,718,226 shares and Steven Elms and Andrew Schiff have shared voting and dispositive power over 2,718,226 shares. The address of the principal business office of each reporting person is 888 Seventh Avenue, 12th Floor, New York, New York 10106.
(5) Consists of: (i) 109,011 shares of common stock; (ii) 3,185 shares of common stock issuable upon exercise of outstanding warrants; and (iii) 210,067 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020.
(6) Consists of 21,874 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020.
(7) Consists of: (i) 796 shares of common stock; (ii) 796 shares of common stock issuable upon exercise of outstanding warrants; and (iii) 66,972 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020.
(8) Consists of: (i) 238 shares of common stock; (ii) 238 shares of common stock issuable upon exercise of outstanding warrants; and (iii) 66,972 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020.
(9) Consists of: (i) 10,000 shares of common stock and (ii) 17,437 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020.
(10) Consists of 17,900 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020.
(11) Consists of: (i) 1,096 shares of common stock; (ii) 796 shares of common stock issuable upon exercise of outstanding warrants; and (iii) 18,215 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020. A portion of the securities reported for Dr. Xanthopoulos are held by the Xanthopoulos Family Trust, for which Dr. Xanthopoulos may be deemed to exercise voting and investment control.
(12) Consists of: (i) 13,479 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020 and (ii) the shares described in footnote 3 above.
(13) Consists of 7,812 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020.
(14) Consists of: (i) 2,839,367 shares of common stock; (ii) 5,015 shares of common stock issuable upon exercise of outstanding warrants exercisable; and (iii) 440,728 shares of common stock issuable upon exercise of outstanding options exercisable within the 60-day period following March 9, 2020.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions
Since January 1, 2018, we have engaged in the following transactions in which the amount involved exceeded or will exceed the lessor of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third-parties.
April 2019 Offering
On April 9, 2019, we entered into an underwriting agreement with Cantor Fitzgerald & Co. providing for the issuance and sale of an aggregate of 5,000,000 shares of common stock. Aisling Capital IV, LP, a greater than 5% stockholder and an affiliate of Steven A. Elms, one of our directors, purchased 428,571 shares at a price of $3.50 per share in the offering. John Walker, our Chief Executive Officer and President at the time of the offering, also purchased 100,000 shares at a price of $3.50 per share in the offering. Due to the timing of the transaction, while our board of directors and pricing committee of the board of directors approved the transaction, separate audit committee approval was not obtained.
December 2019 Registered Direct Offering
On November 27, 2019, we entered into a securities purchase agreement with several institutional investors providing for the issuance and sale of an aggregate of 2,181,034 shares of common stock at a price of $1.45 per share in a registered direct offering.

Aisling Capital IV, LP, a greater than 5% stockholder and an affiliate of Steven A. Elms, one of our directors, purchased 689,655 shares at a price of $1.45 per share in the offering.
February 2020 Underwritten Offering
On February 14, 2020, we closed an underwritten offering with H.C. Wainwright & Co. for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant (“Series C Warrant”) to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant (“Series D Warrant”) to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the additional shares and Series C Warrants.
Armistice Capital Master Fund, Ltd. (“Armistice”) purchased 3,500,000 shares of common stock, a Series C Warrant to purchase up to 4,615,385 shares of common stock and a Series D Warrant to purchase up to 1,115,385 shares of common stock in the offering for approximately $3.0 million. As a result of this transaction, Armistice became a greater than 5% stockholder.
Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) purchased 2,800,000 shares of common stock, a Series C Warrant to purchase up to 3,846,154 shares of common stock and a Series D Warrant to purchase up to 1,046,154 shares of common stock in the offering for approximately $2.5 million. As a result of this transaction, Sabby became a greater than 5% stockholder.
Telemetry Investments, LLC (“Telemetry”) purchased 1,500,000 shares of common stock and a Series C Warrant to purchase up to 1,500,000 shares of common stock in the offering for approximately $975,000. As a result of this transaction, Telemetry became a greater than 5% stockholder.
The Series D Warrants had an exercise price of $0.0001 per share, and Armistice and Sabby fully exercised the Series D Warrants in connection with the closing of the offering. The Series C Warrants have an exercise price of $0.65 per share. As of the date of this Annual Report on Form 10-K, Sabby has purchased 2,125,000 shares of common stock pursuant to the exercise of its Series C Warrants.
March 2020 Registered Direct Offering
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale of an aggregate of (i) 11,903,506 shares of common stock and (ii) warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant in a registered direct offering. In the offering, Armistice purchased 2,695,418 shares of common stock and a warrant to purchase up to 2,695,418 shares of common stock for approximately $2.5 million, Sabby purchased 2,695,418 shares of common stock and a warrant to purchase up to 2,695,418 shares of common stock for approximately $2.5 million and Telemetry purchased 1,078,167 shares of common stock and a warrant to purchase up to 1,078,167 shares of common stock for approximately $1.0 million.
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

Director Independence
Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors has determined that each of Steven Elms, Linda Grais, Kenneth Greathouse, Jay Hagan and Kleanthis Xanthopoulos is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules and Rule 10A-3 under the Exchange Act, and that Steven Lo, our President and Chief Executive Officer, and John Walker, our former President and Chief Executive Officer, are not “independent directors.” In making this determination, our board of directors considered the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining the independence of such directors, including the beneficial ownership of our capital stock by each non-employee director.
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
Compensation Committee. The current members of our compensation committee are Mr. Elms, Mr. Greathouse and Dr. Xanthopoulos, with Dr. Xanthopoulos serving as the chair of the compensation committee. The compensation committee:

•	approves the compensation and benefits of our executive officers;

•	reviews and makes recommendations to the board of directors regarding benefit plans and programs for employee compensation; and

•	administers our equity compensation plans.
Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is comprised entirely of independent directors. The current members of our nominating and corporate governance committee are Mr. Elms, Dr. Grais and Mr. Greathouse, with Dr. Grais serving as the chair of the nominating and corporate governance committee. The nominating and corporate governance committee:

•	identifies individuals qualified to become board members;

•	recommends to the board of directors nominations of persons to be elected to the board; and

•	advises the board regarding appropriate corporate governance policies and assists the board in achieving them.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
On May 28, 2019, we dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm and appointed Deloitte & Touche LLP (“Deloitte”) as our independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2019.
The following table represents aggregate fees billed to us:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit fees (1)	$462,580	$360,733
Audit-related fees (2)	5,150	—
Tax fees (3)	67,782	5,000
All other fees (4)	—	—
Total fees	$535,512	$365,733

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
Pre-Approval Policies and Procedures
Our audit committee’s pre-approval policies or procedures do not allow our management to engage our auditor to provide any audit, review or attestation services or any permitted non-audit services without specific audit committee pre-approval of the engagement for those services. All of the services provided by Deloitte and Marcum during 2019 and 2018 were pre-approved.

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

4.2*	Description of Registrant's securities

4.3
Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K  filed with the Commission on June 29, 2015)

4.4	Warrant to Purchase Stock, dated as of September 25, 2018 (Incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K filed with the SEC on September 26, 2018).

4.5	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2020)

4.6	Form of Series E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on March 6, 2020)

10.1
Letter Amendment to Intellectual Property License Agreement, dated February 22, 2011 between ALZA Corporation and Zosano Pharma, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.2**
Intellectual Property License Agreement, dated as of October 5, 2006, between ALZA Corporation and The Macroflux Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Amendment No. 2 to Registration Statement on Form  S-1 filed with the Commission on July 17, 2014)

10.3
Lease Agreement, dated May 1, 2007, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.4
First Amendment to Lease, dated June 20, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.5
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

10.10
Seventh Amendment to Lease, dated as of May 30, 2017, between ZP Opco, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K  filed with the Commission on June 9, 2017)

10.11
Eighth Amendment to Lease entered into as of May 30, 2018 by and between Zosano Pharma Corporation and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018).

10.12(a)#	ZP Holdings, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.12(b)#
Form of Incentive Stock Option under ZP Holdings, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.12(c)#
Form of Non-Statutory  Stock Option under ZP Holdings, Inc. 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.13(a)#
Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan, as amended May 31, 2018 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 5, 2018).

10.13(b)#*	Form of Zosano Pharma Corporation Incentive Stock Option Award Agreement

10.14#
Form of Zosano Pharma Corporation Nonstatutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

10.15
Purchase Order by and between Zosano Pharma Corporation and Harro Hoflinger Packaging System (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 6, 2018).

10.16
Purchase Order #9186, dated as of February 14, 2019 between Zosano Pharma Corporation and Harro Hofliger Packaging Systems (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2019)

10.17*	Change Order by and between Zosano Pharma Corporation and Harro Hofliger Packaging System

10.18**
Manufacturing and Supply Agreement, dated September 25, 2018 with Patheon Manufacturing Services LLC. (Incorporated by reference to Exhibit 10.7 to the registrant's current report on Form 10-Q filed with the SEC on November 15, 2018).

10.19
Underwriting Agreement, dated as of February 12, 2020 between Zosano Pharma corporation and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2020)

10.20
Form of Securities Purchase Agreement, dated as of March 4, 2020, between Zosano Pharma corporation and certain investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 6, 2020)

10.21
Master Lease Agreement, dated September 25, 2018, with Trinity Capital Fund III, L.P., as amended, together with Equipment Schedule No. 1-1, dated September 25, 2018, Equipment Schedule No. 1-2, dated December 11, 2018, and Equipment Schedule No. 1-3, dated June 6, 2019 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019).

10.22
Trinity Capital Fund III, L.P. Equipment Schedule No. 1-4, dated September 13, 2019. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

10.23*	Trinity Capital Find III, L.P. Equipment Schedule No. 1-5, dated November 27, 2019

10.24
Form of Indemnification Agreement for directors associated with an Investment Fund (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.25
Form of Indemnification Agreement for directors not associated with an Investment Fund (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.26#
Amended and Restated Employment Agreement dated September 18, 2018 with Donald Kellerman, Pharm D. (Incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed with the SEC on September 24, 2018).

10.27#
Amended Agreement dated October 15, 2018 with Donald Kellerman, Pharm D. (Incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed with the SEC on October 16, 2018).

10.28#
Amended and Restated Employment Agreement dated September 18, 2018 with Hayley Lewis (Incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed with the SEC on September 24, 2018).

10.29#	Amended Agreement dated October 15, 2018 with Hayley Lewis (Incorporated by reference to Exhibit 10.3 to the registrant's current report on Form 8-K filed with the SEC on October 16, 2018).

10.30#
CEO Transition Letter Agreement dated October 7, 2019 with John Walker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019)

10.31#	Employment Letter Agreement dated October 5, 2019 with Steven Lo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2019)

10.32#*	Employment Letter Agreement dated December 13, 2018 with Christine Matthews

16.1
Letter to the U.S. Securities and Exchange Commission, dated May 31, 2019, from Marcum LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2019)

23.1*	Consent of Independent Registered Public Accounting Firm (Marcum LLP)

23.2*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP)

31.1*	Certification of Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer and Chief Financial Officer, as required by rules 13a-14(a) and 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.

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

ZOSANO PHARMA CORPORATION

By:	/s/ Steven Lo
Steven Lo
Chief Executive Officer
Date:	March 12, 2020

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Steven Lo and Christine Matthews his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his or her name.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Lo	Chief Executive Officer (Principal Executive Officer)	March 12, 2020
Steven Lo

/s/ Christine Matthews	Interim Chief Financial Officer (Interim Principal Financial Officer and Principal Accounting Officer)	March 12, 2020
Christine Matthews

/s/ John Walker	Chairman of the Board of Directors	March 12, 2020
John Walker

/s/ Steven A. Elms	Director	March 12, 2020
Steven A. Elms

/s/ Linda S. Grais	Director	March 12, 2020
Linda S. Grais

/s/ Kenneth R. Greathouse	Director	March 12, 2020
Kenneth R. Greathouse

/s/ Joseph P. Hagan	Director	March 12, 2020
Joseph P. Hagan

/s/ Kleanthis G. Xanthopoulos	Director	March 12, 2020
Kleanthis G. Xanthopoulos

Zosano Pharma Corporation
Financial Statements
December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Zosano Pharma Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Zosano Pharma Corporation (the "Company") as of December 31, 2019, the related statement of operations and comprehensive loss, changes in stockholders’ equity and statement of cash flow, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Emphasis of Matter Regarding Going Concern
The accompanying financial statements have been prepared with the assumption that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that may result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
San Francisco, California
March 12, 2020

We have served as the Company's auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of Zosano Pharma Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Zosano Pharma Corporation (the “Company”) as of December 31, 2018, the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has negative cash flows from operations, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum LLP
/s/ Marcum LLP

We have served as the Company’s auditor from 2012 to 2019.

Los Angeles, CA

March 25, 2019

ZOSANO PHARMA CORPORATION
BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,316	$9,140
Marketable securities at fair value	—	13,862
Prepaid expenses and other current assets	497	358
Total current assets	6,813	23,360
Restricted cash	455	455
Property and equipment, net	24,636	11,916
Operating lease right-of-use assets	5,763	—
Other long-term assets	3	49
Total assets	$37,670	$35,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,356	$4,450
Accrued compensation	2,015	2,092
Build-to-suit obligation, current portion	4,554	2,326
Operating lease liabilities, current portion	1,140	—
Other accrued liabilities	4,154	2,414
Finance lease obligation, current portion	18	5
Total current liabilities	16,237	11,287
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	6,095	4,478
Operating lease liabilities	5,931	—
Finance lease obligation, long-term portion	15	18
Deferred rent	—	1,287
Total liabilities	28,278	17,070
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of December 31, 2019 and 2018, respectively; 23,503,214 and 11,973,039 shares issued and outstanding as of December 31, 2019 and 2018, respectively	2	1
Additional paid-in capital	308,211	279,946
Accumulated deficit	(298,821)	(261,232)
Accumulated other comprehensive loss	—	(5)
Total stockholders’ equity	9,392	18,710
Total liabilities and stockholders’ equity	$37,670	$35,780
 The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018

Revenue	$—	$—
Operating expenses:
Research and development	25,385	25,508
General and administrative	11,812	9,357
Impairment loss	—	511
Total operating expenses	37,197	35,376
Loss from operations	(37,197)	(35,376)
Other income (expense):
Interest income	207	381
Interest expense	(523)	(379)
Other income (expense), net	(76)	16
Loss before provision for income taxes	(37,589)	(35,358)
Provision for income taxes	—	—
Net loss	$(37,589)	$(35,358)
Unrealized gain (loss) on marketable securities, net of tax	5	(5)
Comprehensive loss	$(37,584)	$(35,363)

Net loss per common share – basic and diluted	$(2.29)	$(3.74)
Weighted-average common shares used in computing net loss per common share – basic and diluted	16,383,730	9,452,491

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amount)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2018	1,973,039	$—	$232,922	$(225,874)	$—	$7,048
Issuance of common stock in connection with public offering, net	10,000,000	1	45,603	—	—	45,604
Issuance of common stock warrants in connection with build-to-suit obligation	—	—	243	—	—	243
Stock-based compensation	—	—	1,178	—	—	1,178
Unrealized loss on marketable securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(35,358)	—	(35,358)
Balance at December 31, 2018	11,973,039	1	279,946	(261,232)	(5)	18,710
Issuance of common stock in connection with public offering, net	5,750,000	1	18,330	—	—	18,331
Issuance of common stock in connection with at-the-market offering program, net	3,599,141	—	5,233	—	—	5,233
Issuance of common stock in connection with registered direct offering, net	2,181,034	—	3,090	—	—	3,090
Stock-based compensation	—	—	1,612	—	—	1,612
Unrealized gain on marketable securities	—	—	—	—	5	5
Net loss	—	—	—	(37,589)	—	(37,589)
Balance at December 31, 2019	23,503,214	$2	$308,211	$(298,821)	$—	$9,392

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(37,589)	$(35,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,612	1,178
Change in operating lease right-of-use assets	841	—
Depreciation	683	764
Effective interest on financing obligations	860	304
Capitalized interest	(582)	(294)
Accretion of interest on marketable securities	(55)	(131)
Deferred rent	—	936
Impairment loss	—	511
Other	93	(14)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(193)	1,208
Accounts payable	1,764	98
Accrued compensation and other accrued liabilities	(1,288)	1,676
Operating lease liabilities	(963)	—
Net cash used in operating activities	(34,817)	(29,122)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	17,400	16,050
Purchases of marketable securities	(3,476)	(29,788)
Purchases of property and equipment	(11,760)	(5,490)
Proceeds from sale of property and equipment	—	15
Net cash provided by (used in) investing activities	2,164	(19,213)
Cash flows from financing activities:
Proceeds from public offering of securities, net of commissions and offering costs	18,331	45,604
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	5,289	—
Proceeds from registered direct offering of securities, net of offering costs	3,162	—
Proceeds from build-to-suit obligation, net of issuance costs	6,126	7,570
Principal payments on financing obligations	(3,079)	(6,999)
Payment of term loan end of term charge	—	(351)
Net cash provided by financing activities	29,829	45,824
Net decrease in cash, cash equivalents and restricted cash	(2,824)	(2,511)
Cash, cash equivalents and restricted cash at beginning of year	9,595	12,106
Cash, cash equivalents and restricted cash at end of year	$6,771	$9,595

Supplemental cash flow information:
Cash paid for interest	$834	$884
Cash paid for income taxes	$3	$2
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$4,420	$3,374
Accrued offering costs	$188	$—
Right-of-use assets acquired under finance lease obligations	$22	$25
Issuance of common stock warrants in connection with a build-to-suit obligation	$—	$243
The accompanying notes are an integral part of these financial statements.

Zosano Pharma Corporation
Notes to Financial Statements
For the Years Ended December 31, 2019 and 2018

1.    Organization
The Company
Zosano Pharma Corporation (the “Company”) is a clinical stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics to patients using its proprietary intracutaneous microneedle system.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP"). The preparation of the accompanying financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods reported. Actual results could differ from those estimates. Assets and liabilities reported in the Company’s balance sheet and expenses and income reported for each of the periods presented are affected by estimates and assumptions, which are used for, but are not limited to, determining the fair value of assets and liabilities, income tax uncertainties, and measurement of stock-based compensation. Actual results could differ from such estimates or assumptions.
Liquidity and Substantial Doubt in Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of December 31, 2019, had an accumulated deficit of $298.8 million. As of December 31, 2019, the Company had approximately $6.3 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Annual Report on Form 10-K. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On November 27, 2019, the Company entered into a securities purchase agreement with several institutional investors providing for the issuance and sale of an aggregate of 2,181,034 shares of common stock at a price of $1.45 per share in a registered direct offering. The aggregate net proceeds from the offering were $3.1 million after deducting offering expenses, of which $0.1 million were accrued at December 31, 2019.
On August 19, 2019, the Company entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market ("ATM") offering program, under which the Company was permitted to offer and sell, from time to time, shares of its common stock having a maximum aggregate offering price of up to $15.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide BTIG with customary indemnification rights. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. During the year ended December 31, 2019, the Company issued and sold 3,599,141 shares of common stock at an average price of $1.57 per share under the ATM program. The aggregate net proceeds were approximately $5.2 million after BTIG's commission of $0.2 million and other offering expenses, of which $0.1 million were accrued at December 31, 2019.
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
The Company plans to raise additional funding through financing, a capital offering, a license or collaboration agreement or a combination of such sources of capital. However, there are no assurances that additional funding will be obtained and that the Company will succeed in its future operations. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and it may have to cease operations.
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
Segment Reporting
The Company operates in one reportable segment: the development of human pharmaceutical products. All long-lived assets are maintained in the United States, with the exception of $12.4 million of a construction-in-progress asset related to the Company's commercial coating and primary packaging system that is being manufactured in Germany.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
As of December 31, 2019 and 2018, the Company had restricted cash of approximately $0.5 million consisting of deposits of $0.3 million to secure its building lease until the end of the lease term, a deposit of approximately $0.1 million to a utility provider and $35,000 to secure corporate purchasing cards.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows.

	December 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$6,316	$9,140
Restricted cash	455	455
Total	$6,771	$9,595
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
The carrying values of certain assets and liabilities of the Company, such as cash and cash equivalents and accounts payable, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term financial obligations approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company's long-term financial obligations approximates fair value as interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years for software, computer and office equipment and seven to nine years for furniture, fixtures, and manufacturing and laboratory equipment. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the respective assets.
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
Leases
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
Finance leases are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under finance leases are recorded in property and equipment, net on the balance sheets and depreciated in a manner similar to other property and equipment.
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
Deferred Financing Costs
Deferred financing costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public or private sale of the Company’s common stock. These costs are generally deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds. In the instance where costs are incurred for a canceled or delayed offering, the deferred financing costs are recorded as expense in the period the offering is canceled or delayed beyond 90 days. The financing costs and value of any commitment shares incurred to secure an equity line of credit are recorded as deferred financing costs and amortized as interest expense over the term of the equity line of credit.
Research and Development Expenses
Research and development costs are charged to expense as incurred and consist of costs related to seeking regulatory approval of the Company's primary product candidate, Qtrypta™ (M207), pre-commercialization efforts for Qtrypta™ (M207), clinical trial costs and furthering its research and development efforts. Research and development costs include salaries and related employee benefits, fees paid to contract manufacturing organizations ("CMOs") that conduct manufacturing activities on behalf of the Company, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, costs of active pharmaceutical ingredients and raw materials and research and development related overhead expenses.
For the year ended December 31, 2019, the Company incurred research and development costs of approximately $11.5 million in connection with the Company's research and development efforts and approximately $13.9 million in the manufacturing of the Company’s System and facility set-up and technology transfer fees to its CMOs. For the year ended December 31, 2018, the Company incurred research and development costs of approximately $13.9 million in connection with the Company’s research and development efforts and approximately $11.6 million in the manufacturing of the Company’s System and facility set-up and technology transfer fees to its CMOs.
Clinical Trial Costs
Clinical trial costs are a component of research and development expenses. The Company expenses clinical trial activities performed by third-parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. The Company accrues clinical trial expenses each reporting period. The Company determines the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.
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
The Company accounts for stock-based compensation, based on the fair value of the stock-based awards on the date that the grants are ultimately expected to vest. The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the employee’s requisite service period. As the Company does not have sufficient historical stock price information to meet the expected life of the stock option grants, it uses a blended volatility that includes its common stock trading history and supplements the remaining historical information with the trading history from the common stock of a set of comparable publicly-traded biopharmaceutical companies. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its stock price becomes available. Due to the lack of historical exercise data to provide a reasonable basis upon which to estimate an expected term, the Company has opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term of the award to estimate the expected term.
As of April 1, 2019, the Company made an accounting policy election to recognize the impact of stock option forfeitures on stock-based compensation expense in the period the award is forfeited as permitted under Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718). Prior to April 1, 2019, the Company estimated the forfeiture rate at the initial grant date based on historical experience and its expectations regarding future pre-vesting termination of employees, and reduced stock-based compensation expense for the estimated effect of forfeitures over the requisite service period. There was no significant impact to the financial statements as a result of the change in policy.
Stock-based compensation expense related to stock options granted to non-employees, if any, is recognized based on the fair value of the stock options as determined using the Black-Scholes option pricing model, as earned.

Warrants
The Company has issued freestanding warrants to purchase shares of common stock in connection with certain debt and a build-to-suit arrangement. The warrants are recorded at fair value using the Black-Scholes option pricing model.
Income Taxes
The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that they will be sustained upon examination. Interest and penalties related to unrecognized tax benefit, if any, would be included within the provision for income tax. As of December 31, 2019 and 2018, the Company has a full valuation allowance on its net deferred tax assets.
Interest Expense
Interest expense includes cash and non-cash components with the non-cash components consisting of (i) interest recognized from the amortization of debt discount and issuance costs that are generally derived from cash payments or warrants issued related to financing obligations, (ii) interest recognized from the amortization of purchase option and termination fees related to financing obligations, offset by (iii) interest capitalized for assets constructed for use in operations.
The capitalized amounts related to the debt issuance costs and debt discounts are generally amortized to interest expense over the term of the related debt instruments unless they are attributable to assets constructed for use in operations and are therefore capitalized as construction-in-progress until the asset is substantially complete and ready for its intended use.
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	December 31, 2019	December 31, 2018
	(shares)
Warrants to purchase common stock	274,524	274,524
Options to purchase common stock	2,260,307	1,309,994
Total	2,534,831	1,584,518
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance under ASU 2016-02, Leases (Topic 842).Topic 842 requires lessees to recognize right-of-use assets and lease liabilities for most leases on the balance sheet and to provide expanded disclosures about leasing arrangements. The Company adopted Topic 842 effective January 1, 2019 using the optional transition method and did not restate comparative periods. There was no effect on accumulated deficit at adoption.
The Company elected the package of practical expedients to (i) not reassess whether expired or existing contracts are or contain leases, (ii) not reassess the lease classification for any expired or existing leases and (iii) not reassess the accounting for initial direct costs.

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
As of December 31, 2018, the short-term portion of deferred rent was recorded in other accrued liabilities. The adoption impact was a non-cash operating activity for the twelve months ended December 31, 2019.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new guidance simplifies the accounting for income taxes by removing certain exceptions to general principles, clarifying requirements and including amendments to improve consistent application of the guidance. The guidance specifically removes the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items, such as discontinued operations or other comprehensive income. The guidance also requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and to account for any other amounts incurred as a non-income based tax. The guidance is effective for the Company beginning January 1, 2021 using a prospective approach. Early adoption is permitted. The Company is evaluating the effect of implementation on its financial statements and disclosures.
The FASB issued ASU 2019-05, Financial Instruments - Credit Losses, Targeted Transition Relief in May 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments in April 2019, and ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2018. This new guidance is intended to present credit losses on available-for-sale debt securities as an allowance rather than as a write-down. Entities are required to apply the standards' provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2019-05, ASU 2019-04 and ASU 2018-19 are effective for the Company in the first quarter of 2020. The Company's assessment of the impact of the adoption of this standard is complete and it has determined that it will not have an impact to its financial statements upon adoption. The Company adopted this guidance effective January 1, 2020.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for the Company in the first quarter of 2020. ASU 2018-15 permits either a prospective or retrospective transition approach. The Company's assessment of the impact of the adoption of this standard is complete and it has determined that it will not have a material impact to its financial statements. The Company adopted this guidance effective January 1, 2020 using a prospective approach.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company beginning in the first quarter of 2020 and must be adopted on a modified retrospective basis, with certain exceptions. The Company's assessment of the impact of the adoption of this standard is complete and it has determined that it will not have a material impact to its financial statements. The Company adopted this guidance effective January 1, 2020.

3.    Cash Equivalents and Investments in Marketable Securities
The Company did not hold any cash equivalents and investments in marketable securities as of December 31, 2019.
The following table summarizes the Company’s cash equivalents and investments in marketable securities measured at fair value on a recurring basis as of December 31, 2018:

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
The Company did not transfer any marketable securities measured at fair value on a recurring basis to or from Level 1 and Level 2 during the years ended December 31, 2019 and 2018.
The following table summarizes the unrealized positions for available-for-sale fixed-maturity debt securities disaggregated by class of instrument as of December 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Money market funds	$4,830	$—	$—	$4,830
Commercial paper	1,497	—	—	1,497
Corporate notes and bonds	6,994	—	(5)	6,989
U.S. treasuries	8,375	—	—	8,375
Total	$21,696	$—	$(5)	$21,691

4.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	December 31, 2019	December 31, 2018
	(in thousands)
Prepaid services	$316	$88
Deferred offering costs	65	114
Prepaid software and subscriptions	61	42
Prepaid insurance	49	45
Other	6	69
Total	$497	$358
Property and Equipment
The following table summarizes the Company’s property and equipment for each of the periods presented:

	December 31, 2019	December 31, 2018
	(in thousands)
Leasehold improvements	$16,932	$16,690
Manufacturing equipment	12,173	10,387
Laboratory and office equipment	1,610	1,434
Computer equipment and software	167	206
Construction-in-progress	20,602	9,558
	51,484	38,275
Less: accumulated depreciation	(26,848)	(26,359)
Total	$24,636	$11,916
Depreciation expense was approximately $0.7 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively. The gross property and equipment and accumulated depreciation presented in the above table includes right-of-use assets acquired under finance leases and the corresponding accumulated amortization, respectively. Assets acquired under finance leases, "right-of-use" assets as of 1/1/19, were comprised of office and computer equipment. Assets acquired under finance leases included in property and equipment in the balance sheets were $54,000 and $24,000 at December 31, 2019 and 2018, respectively. Accumulated amortization on assets acquired under finance leases were $27,000 and insignificant at December 31, 2019 and 2018, respectively.
As of December 31, 2019, construction-in-progress included $12.4 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system, of which capitalized construction period interest was $1.5 million (See Note 6. Debt Financing).
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
There was no impairment of long-lived assets during the year ended December 31, 2019. For the year ended December 31, 2018, the Company recognized $0.5 million of impairment losses, primarily related to laboratory and manufacturing equipment with no current or future utility to the Company.

Previously, the Company discontinued its D107 research and development program, and concluded that the D107 related assets could be repurposed. In 2018, the Company performed an impairment analysis of the D107 related assets to determine fair value based on highest and best use. The Company concluded that only certain of these assets would be able to be repurposed for other research and development projects. As a result, the Company determined the fair value based on its highest and best use and that for certain D107 related assets, the carrying value of the assets was not entirely recoverable and the fair value, which was calculated using the market or cost approach depending on the specific asset, was lower than the carrying value. Accordingly, the Company recorded an impairment loss of approximately $0.4 million for D107 related assets for the year ended December 31, 2018
In 2018, the Company defined its manufacturing strategy for Qtrypta™ (M207), resulting in the decision to use CMOs for future clinical supply and commercial product production. As a result of this strategy, the Company entered into a drug delivery and supply agreement with a new supplier to design and manufacture the Company’s next generation applicator, obsoleting custom manufacturing equipment that had been used to manufacture the Company’s current applicator. The Company performed an impairment analysis of the manufacturing equipment assets to determine fair value based on highest and best use. The Company concluded that due to the custom nature of the assets that they could not be repurposed and that there was not a secondary market for the assets. As a result, the Company determined the fair value was not entirely recoverable and the fair value, which was calculated using the market or cost approach depending on the specific asset, was lower than the carrying value. Accordingly, the Company recorded an impairment loss of approximately $0.1 million for custom manufacturing assets for the year ended December 31, 2018.
Other Accrued Liabilities
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	December 31, 2019	December 31, 2018
	(in thousands)
Construction-in-progress obligations	$3,422	$395
Contract manufacturing	250	834
Professional service fees	206	112
Pre-clinical and clinical studies	43	483
Accrued taxes	27	187
Other	206	403
Total	$4,154	$2,414

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
In September 2019, the Company agreed to pay incremental costs of $251,000 in the form of additional rent in equal monthly installments over the remaining term of the lease, for specific work defined in the lease agreement. The Company accounted for the incremental rent as a lease modification by increasing the right-of-use asset and associated liability by $189,000. The modification was reflected as a non-cash operating activity in the statement of cash flows for the year ended December 31, 2019. There were no changes to the lease terms.
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
Finance Leases
The Company leases certain equipment under non-cancelable agreements which expire between 2021 and 2022 that were accounted for as capital leases under ASC 840. The leases were not reassessed at the adoption of ASC 842 as the Company elected the practical expedient to not reassess existing leases.
The components of lease cost were as follows:

Description of lease costs	Year ended December 31, 2019
(in thousands)
Operating lease costs	$1,671
Finance lease costs:
Amortization of finance lease right-of-use assets	27
Interest on finance lease obligations	17
Total	$1,715
Cash payments for leases were as follows:

Description of cash payment	Year ended December 31, 2019
(in thousands)
Operating cash flows from operating leases - cash paid for operating leases	$1,793
Operating cash flows from finance leases - cash paid for interest	$11
Financing cash flows from finance leases - cash paid for principal	$14
Lease term and discount rate were as follows:

	December 31, 2019
Description of other lease information	Operating leases	Finance leases

Weighted-average remaining lease term (in years)	4.66	1.83
Weighted average discount rate	11%	27%

As of December 31, 2019, annual scheduled lease payments were as follows:

Year	Operating leases	Finance leases
	(in thousands)
2020	$1,861	$24
2021	1,909	14
2022	1,961	3
2023	2,017	—
2024	1,372	—
Total undiscounted cash flows	9,120	41
Less: amount representing interest	(2,049)	(8)
Present value of lease liabilities	$7,071	$33
6.    Debt Financing
Build-to-Suit Obligation with Trinity
In September 2018, the Company entered into a build-to-suit arrangement with Trinity Capital Fund III, L.P., ("Trinity") to obtain financing for the third-party construction of the Company's commercial coating and primary packaging system (the "Equipment"), expected to be completed in 2020. Under the agreement, Trinity provided the Company $14.0 million for equipment costs and associated soft costs ("Total Cost"), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.
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
Under the financing arrangement, each individual drawdown represents a separate financing arrangement with its own 36-month-term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. Each drawdown has embedded optional purchase options to (i) extend the term for an additional three months, with the option to purchase the equipment at 4% of the Total Cost, which is equal to the drawdown amount, following the end of such extended term, or (ii) purchase the equipment at 12% of the Total Cost, which is equal to the drawdown amount, at the end of the 36-month-term. The Company intends to exercise the 12% optional purchase option at the end of each 36-month-term ("Purchase Option Fee"). The transfer of title from Trinity to the Company will occur at the end of the final 36-month-term, provided that the purchase option was executed, and the Purchase Option Fee was paid in full at the end of each 36-month-term. Failure to pay any of the Purchase Option Fees will result in Trinity retaining title to the Equipment and the Company paying a 6% restocking fee.
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
As of December 31, 2019, the Company had an aggregate commercial coating and primary packaging system CIP balance of $12.4 million that included $1.5 million of interest related to its build-to-suit obligation, and a net build-to-suit obligation of $10.6 million.
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of December 31, 2019.

The following table summarizes the debt obligations as of December 31, 2019:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Stated Interest Rate	Effective Interest Rate	Maturity Date
	(in thousands)
09/25/2018	$5,000	$2,928	$600	$(59)	$(357)	$160	9.43%	26.28%	10/01/2021
12/11/2018	2,800	1,866	336	(42)	(139)	90	9.68%	19.58%	01/01/2022
06/06/2019	2,300	1,889	276	(52)	(167)	74	9.93%	19.77%	07/01/2022
09/13/2019	2,300	2,060	276	(61)	(200)	74	9.93%	19.93%	10/01/2022
11/27/2019	1,600	1,510	192	(47)	(160)	52	9.93%	20.20%	12/01/2022
Total	$14,000	$10,253	$1,680	$(261)	$(1,023)	$450
The following table summarizes of the Company's build-to-suit obligation as of December 31, 2019 (in thousands):

Build-to-suit obligation principal amount	$10,253
Build-to-suit obligation Purchase Option Fees at present value	1,419
Less: unamortized Purchase Option Fees	(768)
unamortized fair value of free-standing warrants	(97)
unamortized debt discount	(147)
unamortized debt issuance costs	(11)
Build-to-suit obligation, net of debt issuance costs and discount	$10,649

Build-to-suit obligation, current portion	4,554
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	6,095
Build-to-suit obligation, net of debt issuance costs and discount	$10,649
Future minimum payments on the Company’s build-to-suit obligation, including payment of principal and interest and Purchase Option Fees for each year ending December 31 were as follows:

Year	Principal	Interest	Purchase Option Fees
	(in thousands)
2020	$4,554	$843	$—
2021	4,284	384	600
2022	1,415	65	1,080
Total	$10,253	$1,292	$1,680
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

7.    Stockholders’ Equity
Registered Direct Offering - December 2019
On November 27, 2019 the Company entered into a securities purchase agreement with several institutional investors providing for the issuance and sale of an aggregate of 2,181,034 shares of common stock at a price of $1.45 per share in a registered direct offering. The aggregate net proceeds from the offering were $3.1 million after deducting offering expenses, of which $0.1 million were accrued at December 31, 2019. An affiliate of one of the Company's directors, purchased 689,655 shares in this offering at the same price as other investors.
At-the-Market Offering Program - 2019
On August 19, 2019, the Company entered into a sales agreement with BTIG, LLC, as sales agent, to establish an at-the-market offering program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide BTIG with customary indemnification rights. The ATM program will remain in full force and effect until the earlier of the sale of all of the shares under the ATM program or the termination of the sales agreement by the Company or BTIG. During the year ended December 31, 2019, the Company had issued and sold 3,599,141 shares of common stock at an average price of $1.57 per share under the ATM program. The net proceeds were approximately $5.2 million after BTIG's commission of $0.2 million and other offering expenses, of which $0.1 million were accrued at December 31, 2019.
Public Offering - April 2019
On April 11, 2019, the Company closed a public offering of 5,000,000 shares of common stock at a price to the underwriter of $3.29 per share. on May 8, 2019, the underwriter purchased an additional 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $18.3 million, after deducting underwriting costs and offering expenses. An affiliate of one of the Company's directors and an executive officer purchased an aggregate of 528,571 shares in this offering at the same price as other investors.
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
On August 22, 2019, the Company terminated its purchase agreement with Lincoln Park. No sales of common stock were made under the agreement.
On October 20, 2017, the Company issued 11,375 shares of its common stock, as initial commitment shares, to Lincoln Park with a fair value of $15.30 per share. The value of the commitment shares and professional service fees to secure the Equity Line of Credit were recorded as deferred financing costs and were being amortized as interest expense over the term of the Equity Line of Credit, as there was no guarantee that additional shares would be sold under the Equity Line of Credit. Deferred financing costs of $0.2 million were recorded in prepaid expenses and other current assets and long-term assets in the accompanying balance sheet as of December 31, 2018. The remaining $88,000 of deferred financing costs at the date of termination were recorded as other expense in the statement of operations for the year ended December 31, 2019.

8.    Warrants
The following table summarizes the Company's issued and outstanding warrants:

	Expiration Date	Exercise Price	Warrants Outstanding as of December 31, 2019	Warrants Outstanding as of December 31, 2018
Trinity - September 2018	9/25/2025	$3.59	75,000	75,000
PIPE Financing - Series B - August 2016	8/19/2021	$31.00	195,906	195,906
Amendment to Hercules Term Loan - June 2015	6/23/2020	$147.40	2,035	2,035
Hercules Term Loan - June 2014	1/27/2020	$176.80	1,583	1,583
Total			274,524	274,524
Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision.
Trinity
In connection with its build-to-suit arrangement, the Company issued the Trinity Warrants for a total of 75,000 shares of common stock at an exercise price of $3.59 per share. The Trinity Warrants expire on September 25, 2025. Proceeds allocated to the Trinity Warrants based on their relative fair value approximated $0.2 million and were recorded as a discount to the initial $5.0 million drawdown under the Trinity financing arrangement and are being amortized as interest over the 36-month-term of the September 2018 drawdown.
Private Investment in Public Equity (“PIPE”) – August 2016
On August 15, 2016, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) between the Company and certain investors, including members of the Company’s board of directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $7.5 million. Costs related to the offering were $0.9 million. Pursuant to the Purchase Agreement, the Company sold 239,997 common shares at $26.40 per common share. Additionally, 480,000 warrants were sold, at a price of $2.50 per warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. The Company granted 239,997 Series A Warrants, which expired in August 2017. The Company granted 239,997 Series B Warrants, which have a per share exercise price of $31.00 and expire in August 2021. Certain of the Company's board of director and executive officers purchased an aggregate of 13,771 shares of common stock and an aggregate of 27,542 warrants in this offering at the same price as the other investors. As of December 31, 2019, 195,906 warrants, which were issued in conjunction with the PIPE, remain outstanding.
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
9.    Stock-Based Compensation
The 2012 Stock Incentive Plan
The 2012 Stock Incentive Plan ("2012 Plan") provided for the granting of stock options and restricted stock awards to employees, directors and consultants of the Company. Options granted under the 2012 Plan were either incentive stock options or nonqualified stock options. Incentive stock options were granted only to Company employees. Nonqualified stock options were granted to Company employees, outside directors and consultants. Options and awards under the 2012 Plan were granted for periods of up to ten years. Employee options granted by the Company generally vested over four years. In connection with the Company’s initial public offering of its common stock, the Company’s board of directors terminated the 2012 Plan effective as of January 27, 2015 and no further awards were issued under the 2012 Plan. However, any awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan.

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
The following table summarizes option and award activity under the 2012 Plan and the 2014 Plan for the fiscal years ended December 31, 2018 and 2019:

	Shares Available for Grant	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2018	29,571	99,029	$25.33	8.46
Additional shares reserved	1,225,223	—	$—
Options granted	(1,212,200)	1,212,200	$4.24
Options canceled/forfeited	15,072	(15,072)	$12.38
Shares expired under 2012 Plan	(1,867)	—	$—
Balance at December 31, 2018	55,799	1,296,157	$5.75	9.23	$—
Additional shares reserved	419,056	—	$—
Options granted	(503,950)	503,950	$3.27
Options canceled/forfeited/expired	93,914	(93,914)	$6.03
Shares expired under 2012 Plan	(1,415)	—	$—
Balance at December 31, 2019	63,404	1,706,193	$5.00	7.59	$—
Exercisable at December 31, 2019		571,852	$6.86	7.41	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at December 31, 2019.
During the year ended December 31, 2019, the Company granted stock options to purchase 32,500 shares of common stock to non-employee directors.
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

	Outstanding Number of Shares	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Balance at January 1, 2018	19,350	$19.12	8.91	$—
Options granted	—	$—
Options canceled/forfeited	(5,513)	$15.40
Balance at December 31, 2018	13,837	$20.60	4.52	$—
Options granted	550,000	$1.89
Options canceled/forfeited/expired	(9,723)	$17.81
Balance at December 31, 2019	554,114	$2.08	9.76	$—
Exercisable at December 31, 2019	3,228	$27.20	3.77	$—
The weighted-average grant-date fair value of options and awards granted during the years ended December 31, 2019 and 2018 was $2.55 and $4.24, respectively. The total fair value of options and awards that vested during the years ended December 31, 2019 and 2018 was $1.3 million and $1.0 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(in thousands)
Research and development	$742	$529
General and administrative	870	649
Total	$1,612	$1,178
At December 31, 2019, the Company had $4.2 million of total unrecognized stock-based compensation related to outstanding stock options that will be recognized over a weighted-average period of 3.00 years.
The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Dividend yield	—%	—%
Risk-free interest rate	1.60% - 2.66%	2.46% - 3.11%
Expected volatility	106.33%-107.76%	89%
Expected term (years)	5.96 - 6.08	6.08

10.    Commitments and Contingencies
Equipment Purchase Commitments
The Company has a remaining commitment of $4.0 million, of which $1.8 million was recorded as a current liability at December 31, 2019, with an equipment manufacturer to purchase a commercial coating and primary packaging machine for the production of its product candidate, Qtrypta™ (M207). The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid within the next 12 months.
The Company also has commitments with equipment manufacturers to produce its patch assembly machine and its applicator and retainer machinery totaling $0.9 million, of which $0.8 million was recorded as a current liability on the balance sheet at December 31, 2019.

Contract Manufacturing Organizations
In September 2018, the Company entered into a technology transfer agreement and a manufacturing and supply agreement ("MSA") with a contract manufacturing organization ("CMO") to provide services related to the manufacture and commercialization of Qtrypta™ (M207). During the term of the agreement, the CMO will provide services related to processing, packaging, labeling and storing Qtrypta™ (M207), in addition to other services such as stability testing, quality control and assurance and waste disposal.
The MSA calls for annual fees of $1.0 million in 2019 escalating to $14.0 million in 2024, to be paid in equal monthly installments. Beginning in 2020, the annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price. The agreement contains negotiated representations and warranties, indemnification, limitations of liability and other provisions. The initial term of the agreement continues until the seventh anniversary of the date on which the Company receives New Drug Application approval of Qtrypta™ (M207) in the United States.
The Company may terminate the agreement upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances. The Company may also elect to terminate the contracts for convenience, which would result in cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated and costs to remove the Company's equipment and restore the CMO's facility to its original condition. The Company or the CMO may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.
The Company had commitments with two CMOs for the construction of manufacturing space and technology transfer fees totaling $7.2 million, of which $1.9 million was a current liability on the Company's balance sheet as of December 31, 2019.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2019.
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

11.    Income Taxes
The Company has incurred cumulative net operating losses ("NOLs") since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2019 and 2018 due to its net operating loss position.
The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal statutory tax rate	(21.0)%	(21.0)%
State statutory tax rate, net of federal benefit	(7.0)	(7.0)
Research and development credits, net of uncertain tax positions	(2.6)	(2.6)
Derecognition due to Section 382 and 383	0.9	25.4
Stock-based compensation	0.7	0.5
Permanent items	—	5.6
Change in valuation allowance	29.0	(0.9)
Total	—%	—%
The research and development credits, net of uncertain tax positions percentage disclosed for the year ended December 31, 2018 was previously reported in the 2018 notes to financial statements as a component of permanent items. The reclassification had no impact on our financial statements for the year ended December 31, 2018.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $10.9 million and decreased by $0.3 million during the years ended December 31, 2019 and 2018, respectively.
Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(in thousands)
Net operating loss carryforwards	$20,717	$10,942
Research and development credits	4,809	3,657
Depreciation and amortization	638	729
Accruals	558	569
Deferred rent	—	400
Lease liability	1,980	—
Stock-based compensation	331	213
Capital loss carryforwards	23	23
Other	8	2
Total gross deferred tax assets	29,064	16,535
Valuation allowance	(27,450)	(16,535)
	1,614	—
Right-of-use assets	(1,614)	—
Net deferred tax assets	$—	$—
As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $76.0 million and state net operating loss carryforwards of approximately $68.2 million. As of December 31, 2018, the Company had federal net operating loss carryforwards of approximately $41.1 million and state net operating loss carryforwards of approximately $33.2 million. If not utilized, certain federal net operating loss carryforwards incurred before January 1, 2018, will expire beginning in 2026, and state net operating loss carryforwards will expire beginning in 2028. The federal net operating losses incurred in 2018 and beyond do not expire.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards are subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company’s stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2019, the Company determined that ownership changes occurred on February 26, 2014, November 30, 2015, March 22, 2017 and April 3, 2018. As a result of the ownership changes, approximately $221.7 million and $197.5 million of the NOLs will expire unutilized for federal and California purposes, respectively. As of December 31, 2019, the Company has derecognized NOL related deferred tax assets in the tax affected amounts of $46.6 million and $13.8 million for federal and California purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.
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
As of December 31, 2019, the Company had federal and state research and development credit carryforwards of approximately $1.6 million and $5.6 million, respectively. As of December 31, 2018, the Company had federal and state research and development credit carryforwards of approximately $0.6 million and $5.1 million, respectively. If not utilized, the federal tax credits will begin to expire in 2038 and state tax credits currently do not expire. Research and development credits are subject to IRC section 383. In the event of a change in ownership as defined by this code section, the usage of the credits may be limited. As a result of the previously mentioned ownership changes, the Company has derecognized approximately $5.1 million of gross federal research and development credit-related deferred tax assets due to the Section 383 limitation as of December 31, 2019. The Company has not derecognized any of the California research and development credit-related deferred tax assets because the credits do not expire.
Uncertain Income Tax Positions
The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position is not recognized if it has less than a 50% likelihood of being sustained.
The Company had approximately $1.4 million of unrecognized tax benefits as of December 31, 2019 and approximately $1.1 million of unrecognized tax benefits as of December 31, 2018. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months. A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(in thousands)
Balance at the beginning of year	$1,128	$1,006
Increase (decrease) related to prior year tax positions	47	(77)
Increase related to current year tax positions	264	199
Balance at the end of year	$1,439	$1,128
As of December 31, 2019 and 2018, the Company had not recognized any tax-related interest or penalties in its financial statements. Any interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s statements of operations.
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
13.    Subsequent Events
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering of (i) 11,903,506 shares of the Company’s common stock and (ii) warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The aggregate net proceeds from the offering were approximately $10.2 million, excluding exercise of any warrants issued in the offering and after deducting the placement agent fees and estimated offering expenses.
On February 14, 2020, the Company closed an underwriting agreement with H.C. Wainwright & Co. for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit.  The Series C Warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and estimated offering expenses. As of March 6, 2020, 2,633,500 shares of common stock have been issued pursuant to the exercise of the Series C Warrants at an exercise price of $0.65 per share for aggregate net proceeds of approximately $1.7 million.
During the period from January 1, 2020 through March 4, 2020, the Company issued and sold 2,151,346 shares at an average price of $1.30 per share under the ATM program. The net proceeds were approximately $2.7 million after BTIG's commission of $0.1 million and other offering expenses. On March 4, 2020, the Company delivered notice of termination of the sales agreement to BTIG. The Company will not incur any termination penalties as a result of its termination of the sales agreement.