Form 10-Q
period 2020-03-31
Zosano Pharma Corp
filed 2020-05-14
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
As of May 12, 2020, the registrant had a total of 54,361,635 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZOSANO PHARMA CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,557	$6,316
Prepaid expenses and other current assets	623	497
Total current assets	19,180	6,813
Restricted cash	455	455
Property and equipment, net	30,164	24,636
Operating lease right-of-use assets	5,533	5,763
Other long-term assets	3	3
Total assets	$55,335	$37,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,263	$4,356
Accrued compensation	2,553	2,015
Build-to-suit obligation, current portion	4,665	4,554
Operating lease liabilities, current portion	1,184	1,140
Other accrued liabilities	8,943	4,172
Total current liabilities	20,608	16,237
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	5,129	6,095
Operating lease liabilities, long-term portion	5,618	5,931
Other liabilities	10	15
Total liabilities	31,365	28,278
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 54,361,635 and 23,503,214 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	2
Additional paid-in capital	331,475	308,211
Accumulated deficit	(307,510)	(298,821)
Total stockholders’ equity	23,970	9,392
Total liabilities and stockholders’ equity	$55,335	$37,670
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$—	$—
Operating expenses:
Research and development	5,514	6,616
General and administrative	3,082	2,871
Total operating expenses	8,596	9,487
Loss from operations	(8,596)	(9,487)
Other income (expense):
Interest income	10	80
Interest expense	(206)	(41)
Other income, net	103	22
Loss before provision for income taxes	(8,689)	(9,426)
Provision for income taxes	—	—
Net loss	$(8,689)	$(9,426)
Unrealized gain on marketable securities, net of tax	—	6
Comprehensive loss	$(8,689)	$(9,420)

Net loss per common share – basic and diluted	$(0.24)	$(0.79)
Weighted-average shares used in computing net loss per common share – basic and diluted	36,266,018	11,973,039
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	23,503,214	$2	$308,211	$(298,821)	$—	$9,392
Issuance of common stock and Series E warrants in connection with registered direct offering, net	11,903,506	1	10,210	—	—	10,211
Issuance of common stock, Series C and Series D pre-funded warrants, in connection with public offering, net	11,992,307	2	8,262	—	—	8,264
Issuance of common stock upon exercise of Series D pre-funded warrants	2,161,539	—	—	—	—	—
Issuance of common stock upon exercise of Series C warrants	2,649,723	—	1,722	—	—	1,722
Issuance of common stock in connection with at-the-market offering, net	2,151,346	—	2,706	—	—	2,706
Stock-based compensation	—	—	364	—	—	364
Net loss	—	—	—	(8,689)	—	(8,689)
Balance at March 31, 2020	54,361,635	$5	$331,475	$(307,510)	$—	$23,970

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	11,973,039	$1	$279,946	$(261,232)	$(5)	$18,710
Stock-based compensation	—	—	361	—	—	361
Unrealized gain on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(9,426)	—	(9,426)
Balance at March 31, 2019	11,973,039	$1	$280,307	$(270,658)	$1	$9,651
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,689)	$(9,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	364	361
Change in operating lease right-of-use assets	230	196
Depreciation and amortization	172	164
Effective interest on financing obligations	243	229
Capitalized effective interest	(157)	(201)
Accretion of interest on marketable securities	—	(27)
Change in operating assets and liabilities:
Prepaid expenses and other assets	(79)	(180)
Accounts payable	(617)	654
Accrued compensation and other accrued liabilities	358	983
Operating lease liabilities	(269)	(222)
Net cash used in operating activities	(8,444)	(7,469)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	9,000
Purchases of property and equipment	(1,384)	(4,016)
Net cash (used in) provided by investing activities	(1,384)	4,984
Cash flows from financing activities:
Proceeds from registered direct offering of securities, net of commissions and offering costs	10,298	—
Proceeds from public offering of securities and exercise of pre-funded Series D warrants, net of commissions and offering costs	8,483	—
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	2,668	—
Proceeds from exercise of Series C warrants	1,722	—
Principal payments on financing obligations	(1,102)	(513)
Net cash provided by (used in) financing activities	22,069	(513)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,241	(2,998)
Cash, cash equivalents and restricted cash at beginning of period	6,771	9,595
Cash, cash equivalents and restricted cash at end of period	$19,012	$6,597

Supplemental cash flow information:
Cash paid for interest	$254	$185
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$8,579	$4,252
Unpaid offering costs	$396	$382
Right-of-use assets acquired under finance lease obligations	$—	$22
The accompanying notes are an integral part of these condensed financial statements.

Zosano Pharma Corporation
Notes to Condensed Financial Statements
(unaudited)

1.	Organization and Basis of Presentation
The Company
Zosano Pharma Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using its proprietary intracutaneous microneedle patch system.
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2020.
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
Liquidity and Substantial Doubt in Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of March 31, 2020, had an accumulated deficit of $307.5 million. As of March 31, 2020, the Company had approximately $18.6 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the "March 2020 Offering") of (i) 11,903,506 shares of the Company's common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, are immediately exercisable and will expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, after deducting the placement agent fees and estimated offering expenses.
On August 19, 2019, the Company entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market ("ATM") offering program, under which the Company was permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the quarter ended March 31, 2020, the Company issued and sold 2,151,346 shares of its common stock at an average price of $1.30 per share under the ATM program. The aggregate net proceeds were approximately $2.7 million after BTIG's commission of $0.1 million and other offering expenses. On March 4, 2020, the Company delivered notice of termination of the sales agreement to BTIG. The Company did not incur any penalties as a result of its termination of the sales agreement.
On February 14, 2020, the Company closed an underwritten offering (the "February 2020 Offering") for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and estimated offering expenses. As of March 31, 2020, 2,649,723 shares of common stock have been issued pursuant to the exercise of the Series C Warrants at an exercise price of $0.65 per share for aggregate net proceeds of $1.7 million.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Due to the COVID-19 pandemic, there has been uncertainty in the global financial markets and economic conditions. The Company is closely monitoring the impact of the COVID-19 pandemic on its business, including how it will impact its employees, clinical trials and third-party service providers who perform critical services for the Company's business. In addition, the impact of the COVID-19 pandemic on the global financial markets and economic conditions could impact the Company's ability to raise capital through an equity financing, debt financing, a license or collaboration or a combination of such sources of capital, and as a result, its ability to continue as a going concern. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it. As of the date of issuance of this Quarterly Report on Form 10-Q, management is not aware of any specific event or circumstances that would require an update to its estimates or a revision of the carrying value of its assets or liabilities. These estimates may change, as new events occur, and additional information is obtained.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the ‘‘CARES Act’’) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the CARES Act and determined there was no significant impact on the Company's provision for income taxes for the three months ended March 31, 2020.

2.	Summary of Significant Accounting Policies
Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.
As of March 31, 2020, and December 31, 2019, the Company had restricted cash of approximately $0.5 million consisting of deposits of $0.3 million to secure its building lease until the end of the lease term, a deposit of approximately $0.1 million to a utility provider and $35,000 to secure corporate purchasing cards.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows:

	March 31, 2020	March 31, 2019
	(unaudited; in thousands)
Cash and cash equivalents	$18,557	$6,142
Restricted cash	455	455
Total	$19,012	$6,597
Marketable Securities
Marketable securities generally consist of debt securities with original maturities greater than 90 days and remaining maturities of less than one year. Marketable securities with an original maturity greater than one year, if any, would be considered long-term investments. All of the Company's investments are classified as available-for-sale and carried at fair value based upon quoted market price. The change in unrealized gains and losses related to fixed maturity debt securities is reported as a separate component of other comprehensive loss in the statements of operations and comprehensive loss and as a separate component of stockholders' equity on the balance sheets. Interest income includes interest, dividends, amortization and accretion of purchase premiums and discounts and realized gains and losses on sales of securities, if any. The cost of securities sold is based on the specific-identification method.
The Company monitors its investment portfolio for potential impairment on a quarterly basis. If the carrying amount of an investment in available-for-sale debt securities exceeds its fair value and the decline in value is determined to be other-than-temporary, an allowance is recorded in the amount that the carrying amount of the security exceeds its fair value and a loss is recognized in operating results for the amount of such decline. If the carrying amount of an investment in marketable securities, other than available-for-sale debt securities, exceeds its fair value and the decline in value is determined to be other-than-temporary, the carrying amount of the security is reduced to fair value and a loss is recognized in operating results for the amount of such decline. In order to determine whether a decline in value is other-than-temporary, the Company evaluates, among other factors, the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, and its intent and ability to hold the security to maturity or expected recovery.
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	March 31, 2020	March 31, 2019
	(unaudited)
Warrants to purchase common stock	23,680,570	274,524
Options to purchase common stock	2,097,401	1,456,126
Total	25,777,971	1,730,650
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-05, Financial Instruments - Credit Losses, Targeted Transition Relief in May 2019, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments in April 2019, and ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses in November 2018. This new guidance is intended to present credit losses on available-for-sale debt securities as an allowance rather than as a write-down. Entities are required to apply the standards' provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted ASU 2019-05, ASU 2019-04 and ASU 2018-19 effective January 1, 2020. The adoption of this guidance did not have an impact on the Company's financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15, Subtopic 350-40 effective January 1, 2020 on a prospective basis and recorded $35,000 of capitalized implementation costs for the quarter ended March 31, 2020.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The new guidance modifies the disclosure requirements on fair value measurements. The Company adopted Topic 820 effective January 1, 2020 on a modified retrospective basis. The adoption of this guidance did not have a material impact on the Company's financial statement disclosures.
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

3.	Cash Equivalents and Investments in Marketable Securities
The following table summarizes the Company's cash equivalents and investments in marketable securities measured at fair value on a recurring basis as of March 31, 2020:

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
Money market funds classified as cash equivalents	$17,410	$17,410	$—	$—
The Company did not hold any cash equivalents and investments in marketable securities as of December 31, 2019.

4.	Balance Sheet Components
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	March 31, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Prepaid insurance	$266	$49
Prepaid services	163	316
Deferred offering costs	107	65
Prepaid software, subscriptions and deferred implementation costs	87	61
Other	—	6
Total	$623	$497
The following table summarizes the Company’s property and equipment for each of the periods presented:

	March 31, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$16,932	$16,932
Manufacturing equipment	12,255	12,173
Laboratory and office equipment	1,585	1,585
Right-of-use laboratory and office equipment	25	25
Computer equipment and software	138	138
Right-of-use computer equipment and software	29	29
Construction-in-progress	26,221	20,602
Property and equipment at cost	57,185	51,484
Less: accumulated depreciation property and equipment	(26,990)	(26,821)
Less: accumulated amortization right-of-use assets	(31)	(27)
Total	$30,164	$24,636
As of March 31, 2020, construction-in-progress included $13.5 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system, of which capitalized construction period interest was $1.8 million (See Note 6. Debt Financing).

The following table summarizes the Company's depreciation and amortization expense for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands)
Depreciation and amortization expense	$172	$164
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	March 31, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$8,323	$3,422
Professional service fees	345	206
Contract manufacturing	106	250
Accrued taxes	42	27
Pre-clinical and clinical study	12	43
Other	115	224
Total	$8,943	$4,172

5.	Leases
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
Finance Leases
The Company leases certain equipment under non-cancelable agreements which expire between 2021 and 2022.
The following table summarizes the components of lease costs for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands)
Operating lease costs	$422	$410
Finance lease costs:
Amortization of finance lease right-of-use assets	4	15
Interest on finance lease obligations	2	9
Total	$428	$434

The following table summarizes cash payments for leases for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands)
Operating cash flows from operating leases - cash paid for operating leases	$461	$436
Operating cash flows from finance leases - cash paid for interest	$2	$3
Financing cash flows from finance leases - cash paid for principal	$4	$3
The following table summarizes the lease terms and discount rates for the Company's leases as of March 31, 2020:

	Operating leases	Finance leases
	(unaudited)
Weighted-average remaining lease term (in years)	4.41	1.61
Weighted average discount rate	11%	27%
The following table summarizes the Company's annual scheduled lease payments for each year ending December 31, as of March 31, 2020:

	Operating leases	Finance leases
	(unaudited; in thousands)
Remainder of 2020	$1,400	$18
2021	1,909	14
2022	1,961	3
2023	2,017	—
2024	1,372	—
Total undiscounted cash flows	8,659	35
Less: amount representing interest	(1,857)	(6)
Present value of lease liabilities	$6,802	$29

Current portion	$1,184	$19
Long-term portion	5,618	10
Total	$6,802	$29

6.	Debt Financing
Build-to-Suit Obligation with Trinity
In September 2018, the Company entered into a build-to-suit arrangement with Trinity Capital Fund III, L.P. ("Trinity") in order to obtain financing for the third party construction of the Company's commercial coating and primary packaging system (the "Equipment"), expected to be completed in 2020. Under the agreement, Trinity made available to the Company $14.0 million for equipment costs and associated soft costs ("Total Cost"), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of March 31, 2020, the Company had an aggregate commercial coating and primary packaging system construction-in-progress balance of $13.5 million that included $1.8 million of interest related to its build-to-suit obligation.
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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of March 31, 2020.
The following table summarizes the debt obligations as of March 31, 2020:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Stated Interest Rate	Effective Interest Rate	Maturity Date
		(unaudited; in thousands)
09/25/18	$5,000	$2,517	$600	$(45)	$(272)	$160	9.43%	26.28%	10/01/21
12/11/18	2,800	1,641	336	(33)	(110)	90	9.68%	19.58%	01/01/22
06/06/19	2,300	1,713	276	(43)	(139)	74	9.93%	19.77%	07/01/22
09/13/19	2,300	1,889	276	(52)	(170)	74	9.93%	19.93%	10/01/22
11/27/19	1,600	1,394	192	(40)	(136)	52	9.93%	20.20%	12/01/22
Total	$14,000	$9,154	$1,680	$(213)	$(827)	$450
The following table summarizes the Company's build-to-suit obligation as of March 31, 2020 (unaudited; in thousands):

Build-to-suit obligation principal amount	$9,154
Build-to-suit obligation Purchase Option Fees at present value	1,467
Less: unamortized Purchase Option Fees	(627)
unamortized fair value of free-standing warrants	(74)
unamortized debt discount	(118)
unamortized debt issuance costs	(8)
Build-to-suit obligation, net of debt issuance costs and discount	$9,794

Build-to-suit obligation, current portion	$4,665
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	5,129
Build-to-suit obligation, net of debt issuance costs and discount	$9,794

The following table summarizes the future minimum payments on the Company’s build-to-suit obligation for each year ending December 31, including payment of principal, interest and Purchase Option Fees as of March 31, 2020:

	Principal	Interest	Purchase Option Fees
	(unaudited; in thousands)
Remainder of 2020	$3,455	$592	$—
2021	4,284	384	600
2022	1,415	65	1080
Total	$9,154	$1,041	$1,680
The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands)
Build-to-suit obligation, cash interest expense	$252	$172
Build-to-suit obligation, effective interest expense	243	201
Less: build-to-suit obligation, interest capitalized	(298)	(373)
Build-to-suit obligation interest expense	$197	$—

7.	Commitments and Contingencies
Equipment Purchase Commitments
The Company has a remaining commitment of $4.0 million, of which $2.6 million was recorded as a current liability as of March 31, 2020, with an equipment manufacturer for the construction and purchase of a commercial coating and primary packaging system for the production of its product candidate, Qtrypta™ (M207) ("Qtrypta"). The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid within the next 9 months.
Contract Manufacturing Organizations
In September 2018, the Company entered into a technology transfer agreement and a manufacturing and supply agreement with a contract manufacturing organization ("CMO") to provide services related to the manufacture and commercialization of Qtrypta. During the term of the agreement, the CMO will provide services related to processing, packaging, labeling and storing Qtrypta, in addition to other services such as stability testing, quality control and assurance, and waste disposal.
The agreements call for annual fees of $2.0 million in 2020 escalating to $14.0 million in 2024, to be paid in equal monthly installments. Beginning in 2020, the annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the agreement continues until the seventh anniversary of the date on which the Company receives New Drug Application approval of Qtrypta in the United States.
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
The Company has commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $10.0 million, of which $5.8 million was a current liability on the balance sheet as of March 31, 2020.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2020.
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

8.	Common Stock Warrants
The following table summarizes the Company’s common stock warrants issued and outstanding as of the periods presented:

	Warrants Outstanding as of December 31, 2019	Issued	Exercised	Expired	Warrants Outstanding as of March 31, 2020	Exercise Price	Expiration Date
		(unaudited)
Series E - March 2020	—	11,903,506	—	—	11,903,506	$0.8025	03/06/25
Series D - February 2020	—	2,161,539	(2,161,539)	—	—
Series C - February 2020	—	14,153,846	(2,649,723)	—	11,504,123	$0.65	02/14/25
Trinity - September 2018	75,000	—	—	—	75,000	$3.5928	09/25/25
Series B - August 2016	195,906	—	—	—	195,906	$31.00	08/19/21
Amendment to Hercules Term Loan - June 2015	2,035	—	—	—	2,035	$147.40	06/23/20
Hercules Term Loan - June 2014	1,583	—	—	(1,583)	—
Total	274,524	28,218,891	(4,811,262)	(1,583)	23,680,570
The Company evaluated the Series E and Series C common stock warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments. The March 2020 Offering and the February 2020 Offering did not include any embedded features that would require bifurcation. Each Series E and Series C common stock warrant grants the holder the right to purchase one share of common stock, subject to proportional adjustments in the event of stock splits, combinations or similar events. The Series E and Series C common stock warrants do not have any dividend or liquidation preferences or participation rights. Subject to certain conditions, the warrants are exercisable on a cashless basis, and subject to certain beneficial ownership limitations, any unexercised Series E or Series C common stock warrants will be automatically exercised via cashless exercise on the expiration date pursuant to the terms of the respective warrant agreements.

9.	Stock-Based Compensation
The following table summarizes stock option activity under the Amended and Restated 2014 Equity and Incentive Plan ("2014 Plan"), the 2012 Stock Incentive Plan ("2012 Plan") and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the three months ended March 31, 2020 (unaudited):

	Shares Available for Grant Under the 2014 Plan	Number of Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share
Stock options outstanding at January 1, 2020	63,404	2,260,307	$4.29
Additional shares reserved	822,612	—
Stock options granted	(7,000)	7,000	$0.99
Stock options canceled/forfeited/expired (1)	168,292	(169,906)	$4.16
Stock options outstanding at March 31, 2020	1,047,308	2,097,401	$4.29

(1) Stock options canceled, forfeited or expired that were granted under the 2012 Plan or as an inducement grant are not available for future grant, as the 2012 Plan was terminated, and inducement grants are issued outside of the 2014 Plan.
The following table summarizes the Company's stock compensation expense for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands)
Research and development	$169	$165
General and administrative	195	196
Total	$364	$361

10.	Subsequent Events
Paycheck Protection Program Loan
On April 21, 2020, the Company entered into a note (the “Note”) with Silicon Valley Bank pursuant to the Paycheck Protection Program (“PPP”), which provides for a loan in the amount of $1,610,000 (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. The Company may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of its payroll levels. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. The Note contains events of default and other provisions customary for a loan of this type. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, or filing suit and obtaining judgment against the Company.
Shelf Registration
On March 16, 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020. This shelf registration statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on March 13, 2020. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “continue,” “goal,” “would,” “could,” “might,” “project,” “anticipate,” “intend,” “forecast,” “designated,” “approximate,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or negatives of these words and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
Overview
Zosano Pharma Corporation is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using our proprietary intracutaneous microneedle system (the “System”). Our System is designed to offer rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is applied with a hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles penetrate the stratum corneum to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and stability may offer significant therapeutic and practical advantages, and on developing products where rapid administration of approved drugs with established safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards potential commercialization.
Our development efforts are currently focused on our product candidate, Qtrypta™ (M207) (“Qtrypta”). Qtrypta is our proprietary formulation of zolmitriptan delivered utilizing our System. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Qtrypta was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. Qtrypta is designed for rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal tract.
On March 3, 2020, we received notification that the U.S. Food and Drug Administration (the “FDA”) accepted our New Drug Application (“NDA”) for Qtrypta for the acute treatment of migraine for filing and substantive review. The Prescription Drug User Fee Act goal date for the completion of the FDA’s review of Qtrypta is set for October 20, 2020. This date reflects a standard 10-month review for a non-new molecular entity and is consistent with the review timeline for a 505(b)(2) NDA submission.
If approved, we plan to use contract manufacturers for the commercial production of Qtrypta. These contract manufacturers include companies that will produce the various components that comprise our patch, our applicator, as well as the final packaging of the finished product. If approved, our contract manufacturers will be required to produce commercial supply of Qtrypta in accordance with the FDA’s current Good Manufacturing Practice (“cGMP”) regulations. These companies are located in the United States and have expertise and experience in contract manufacturing.
In October 2019, we announced that we had begun enrolling patients in our Acute Treatment of Cluster Headache placebo- controlled Phase 2/3 clinical trial, which will evaluate the efficacy of C213 for the acute treatment of cluster headache. However, due to the novel coronavirus (“COVID-19”) pandemic, enrollment of patients has currently been suspended. Like Qtrypta for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our System.

We have no product sales to date, and we will not have product sales unless and until we receive approval from the FDA, or equivalent foreign regulatory bodies, to market and sell our product candidates. Accordingly, our success depends not only on the development, but also on our ability to finance the development of each of our product candidates. We will require substantial additional funding to complete development and seek regulatory approval for these products. Additionally, we currently have no sales, marketing or distribution capabilities and thus our ability to market our products in the future will depend in part on our ability to develop such commercial capabilities, either alone or with partners.
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
There have been no changes to our critical accounting policies which are included in Note 2. Summary of Significant Accounting Policies to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, except as described in Note 2. Summary of Significant Accounting Policies to our condensed financial statements included in this Quarterly Report on Form 10-Q.
Financial Operations Overview
General
As of March 31, 2020, we had an accumulated deficit of approximately $307.5 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
We expect our pre-commercialization expenses related to our Qtrypta product candidate to increase as we continue to advance this program towards regulatory approval and, if approved, commercialization. Because of the numerous risks and uncertainties associated with our technology and drug development, we cannot forecast with any degree of certainty the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability.
We will require additional capital to undertake our planned pre-commercialization activities, research and development activities and to meet our 2020 operating requirements. We intend to raise such capital through the issuance of additional equity through public or private offerings, debt financing, strategic alliances with pharmaceutical partners, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our Qtrypta development program, out-license intellectual property rights to our intracutaneous delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
Impact of COVID-19
In March 2020, the COVID-19 pandemic resulted in authorities implementing numerous measures to contain the virus, including shelter-in-place orders, travel restrictions and quarantines. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. We are closely monitoring the impact of the COVID-19 pandemic on our business, and while we are unable to predict the full impact that the COVID-19 pandemic will have on our results of operations, liquidity and cash flows due to numerous uncertainties, our compliance with these measures has impacted our operations, including delays in completion of certain clinical trials for which enrollment has been temporarily suspended. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of the COVID-19 pandemic may persist for an extended period of time or become more pronounced.

Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations which raises a substantial doubt about our ability to continue as a going concern. We currently believe that obtaining additional capital resources through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital may be impacted by the economic uncertainty and financial market conditions caused by the COVID-19 pandemic.
Research and Development Expenses
Research and development expenses represent costs incurred to seek regulatory approval, for pre-commercialization efforts for our primary product candidate, Qtrypta, and to conduct clinical trials and pre-clinical studies to further our research and development efforts. We recognize all research and development expenses as they are incurred.
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
For the three months ended March 31, 2020, our research and development efforts and resources focused primarily on advancing the development of Qtrypta. We expect our manufacturing-related research and development expenses to continue to increase as a result of our Qtrypta pre-commercialization efforts. While we currently intend to continue clinical development of Qtrypta through commercialization in the United States ourselves, we remain open to opportunities with potential strategic partners to ensure Qtrypta will receive the best chance of commercial success. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates. We cannot forecast with any degree of certainty if Qtrypta or any of our other product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services and other general operating expenses not otherwise included in research and development. As a public company, we expect to invest significant resources to comply with evolving laws, regulations and standards, including the implementation of effective internal controls over financial reporting and compliance with the Sarbanes-Oxley Act. We expect that our general and administrative expenses will increase as we move towards commercialization of our product candidate, Qtrypta, if approved.
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
Results of Operations
Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(unaudited; in thousands)
Research and development	$5,514	$6,616	$(1,102)	(17)%
General and administrative	$3,082	$2,871	$211	7%

Other income (expense):
Interest income	$10	$80	$(70)	(88)%
Interest expense	$(206)	$(41)	$(165)	402%
Other income, net	$103	$22	$81	368%
Research and development expenses
Research and development expenses decreased approximately $1.1 million, or 17%, for the three months ended March 31, 2020, as compared to the same period in 2019. The $1.1 million decrease was primarily attributable to lower clinical trial costs of $0.9 million mainly due to the completion of the Qtrypta long-term safety study and a decrease of $0.2 million of other costs. The three months ended March 31, 2020, included severance expense of $0.2 million related to a reduction in force of seven research and development employees, that was offset by other employee related savings.
General and administrative expenses
General and administrative expenses increased approximately $0.2 million, or 7%, for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily attributable to $0.2 million in legal fees related to intellectual property matters.
Other income and expense
Interest expense increased approximately $0.2 million, or 402%, for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily attributable to higher interest expense on the Trinity financing arrangement.
Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the ‘‘CARES Act’’) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We analyzed the provisions of the CARES Act and determined there was no significant impact on our provision for income taxes for the three months ended March 31, 2020.
Liquidity and Capital Resources
As of March 31, 2020, we had an accumulated deficit of $307.5 million and $8.4 million of negative cash flows from operating activities for the three months ended March 31, 2020. As of March 31, 2020, we had approximately $18.6 million in cash and cash equivalents. Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. Further, to continue operations for the remainder of 2020, we will need to obtain additional capital resources through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.

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
On February 14, 2020, we closed an underwritten offering for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit.  The Series C Warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the additional shares and Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and offering expenses. As of March 31, 2020, 2,649,723 shares of common stock have been issued pursuant to the exercise of the Series C Warrants at an exercise price of $0.65 per share for aggregate net proceeds of approximately $1.7 million.
On November 27, 2019, we entered into a securities purchase agreement with several institutional investors providing for the issuance and sale of an aggregate of 2,181,034 shares of common stock at a price of $1.45 per share in a registered direct offering. The aggregate net proceeds from the offering were $3.1 million after deducting offering expenses.
On August 19, 2019, we entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market ("ATM") offering program, under which we were permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $15.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2019, we issued and sold 3,599,141 shares of common stock at an average price of $1.57 per share under the ATM program. The aggregate net proceeds were approximately $5.2 million after BTIG's commission of $0.2 million and other offering expenses. During the three month period ended March 31, 2020, we issued and sold 2,151,346 shares at an average price of $1.30 per share under the ATM program. The aggregate net proceeds were approximately $2.7 million after BTIG's commission of $0.1 million and other offering expenses. On March 4, 2020, we delivered notice of termination of the sales agreement with BTIG. We did not incur any termination penalties as a result of our termination of the sales agreement.
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
We expect to incur additional losses in the future and will require additional financing to develop our Qtrypta product candidate, conduct pre-commercialization manufacturing activities and fund our operations. Failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the economic and global financial market uncertainty resulting from the COVID-19 pandemic;

•	the scope, progress, expansion and costs of manufacturing our product candidates;

•	the timing of and costs involved in obtaining regulatory approvals;

•	the scope, progress, expansion, costs and results of our clinical trials;

•	the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;

•	our ability to establish and maintain development partnering arrangements;

•	the timing, receipt and amount of contingent, royalty and other payments from any of our future development partners;

•	the emergence of competing technologies and other adverse market developments;

•	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•	the resources we devote to marketing and, if approved, commercializing our product candidates; and

•	the costs associated with being a public company.
The COVID-19 pandemic has caused volatility in the global financial markets and threatened a slowdown in the global economy, which may adversely affect our ability to raise additional capital on attractive terms or at all. A recession, depression or other sustained adverse market event resulting from the spread of COVID-19 may also limit our ability to obtain financing for our operations.
If we are unable to raise additional funds when needed, we may be required to suspend, delay, reduce or terminate our development programs and clinical trials. We may also be required to sell or license our technologies, clinical product candidates, or programs, if any, which we would prefer to develop and commercialize ourselves.
On April 21, 2020, we entered into a note with Silicon Valley Bank pursuant to the Paycheck Protection Program (“PPP”), which provides for a loan in the amount of $1,610,000 (the “PPP Loan”). The PPP, established as part of the CARES Act, provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration. The term of the PPP Loan is two years. The annual interest rate on the PPP Loan is 1.0% and no payments of principal or interest are due during the six-month period beginning on the date of the PPP Loan. We may prepay the PPP Loan at any time prior to maturity with no prepayment penalties.
Cash Flows
The following table shows a summary of our cash flows:

	Three Months Ended March 31,
	2020	2019
	(unaudited; in thousands)
Net cash (used in) provided by:
Operating activities	$(8,444)	$(7,469)
Investing activities	(1,384)	4,984
Financing activities	22,069	(513)
Net increase(decrease) in cash and cash equivalents and restricted cash	$12,241	$(2,998)
Operating Activities: Net cash used in operating activities was approximately $8.4 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used during the first three months of 2020 was primarily used for technology transfer costs in conjunction with services performed by our contract manufacturers and other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used during the first three months of 2019 was primarily due to clinical trial costs for the long-term safety study and technology transfer costs incurred in conjunction with services performed by our contract manufacturer.
Investing Activities: Net cash used in investing activities was approximately $1.4 million for the three months ended March 31, 2020 and net cash provided by investing activities was approximately $5.0 million for the three months ended March 31, 2019. Net cash used in investing activities during the first three months of 2020 was the result of property and equipment purchases to support our pre-commercialization activities. Net cash provided by investing activities during the first three months of 2019 was primarily the result of $9.0 million of proceeds from maturities of marketable securities, offset by $4.0 million of property and equipment purchases to support our pre-commercialization activities.
Financing Activities: Net cash provided by financing activities was approximately $22.1 million for the three months ended March 31, 2020 and net cash used in financing activities was approximately $0.5 million for the three months ended March 31, 2019. Net cash provided by financing activities for the first three months of 2020 was primarily due to $10.3 million of net proceeds from a registered direct offering, $8.5 million of net proceeds from a public underwritten offering, $2.7 million of net proceeds from an ATM offering and $1.7 million from the exercise of warrants, offset by $1.1 million in principal payments on our build-to-suit obligation with Trinity. Net cash used in financing activities for the first three months of 2019 was primarily due to principal payments on our build-to-suit obligation with Trinity.
Contractual Obligations and Commitments
Our contractual obligations primarily consist of our obligations under non-cancelable operating and finance leases, our build-to-suit obligation with Trinity, and other purchase obligations, such as those for equipment purchases and for contract manufacturing.

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 13, 2020, other than a non-cancelable commitment of $3.1 million to our primary contract manufacturer for technology transfer fees and the build-out of our commercial suite, of which we expect to pay $1.2 million over the next twelve months.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to the accompanying condensed financial statements for Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, such as structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. We may invest in marketable securities that have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $18.6 million as of March 31, 2020, which consisted of bank deposits and money market funds. We had no investments in marketable securities at fair value as of March 31, 2020. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are not party to any material pending legal proceedings. However, we may from time to time become involved in litigation relating to claims arising in the ordinary course of our business.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and other documents that we file with the U.S. Securities and Exchange Commission (the "SEC"). Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. You should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes thereto.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of March 31, 2020, we had an accumulated deficit of $307.5 million and approximately $18.6 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
There is no assurance that additional funds will be obtained for our ongoing operations or that we will succeed in our future operations. Specifically, the COVID-19 pandemic has caused volatility in the global financial markets and threatened a slowdown in the global economy, which may adversely affect our ability to raise additional capital on attractive terms or at all. A recession, depression or other sustained adverse market event resulting from the spread of COVID-19 may also limit our ability to obtain financing for our operations. In addition, our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 include an explanatory paragraph regarding our ability to continue as a going concern which may discourage some third-parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, results of operations and prospects.
We have a history of operating losses. We expect to continue to incur losses over the next several years and may never become profitable.
Since inception, we have incurred significant operating losses. For the three months ended March 31, 2020, we incurred a net loss of $8.7 million. As of March 31, 2020, we had an accumulated deficit of $307.5 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, Qtrypta, or any other product candidates that we develop. These expenditures will be incurred for development, clinical trials, regulatory compliance, infrastructure, and manufacturing. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
Although our business was formed in 2006, we have had limited operations since that time. We do not currently have the ability to perform the sales, marketing and manufacturing functions at the Fremont, California site, necessary for the production and sale of Qtrypta or any other product candidate on a commercial scale. The successful commercialization of Qtrypta or any other product candidate will require us to perform a variety of functions, including:

•	continuing to conduct clinical development of our product candidates;

•	obtaining required regulatory approvals;

•	formulating and manufacturing product; and

•	conducting sales and marketing activities.
Our operations continue to be focused on pre-commercialization efforts for Qtrypta, developing and securing our proprietary technology and undertaking preclinical and clinical trials of our product candidates.
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
We have focused our clinical development efforts on our product candidate, Qtrypta. The development and commercialization of Qtrypta and any product candidates we may develop and commercialize in the future is subject to many risks including:

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
The long-term safety study ("LTSS") for Qtrypta is an important step in the development of Qtrypta. If the results from the study do not establish the safety of Qtrypta to the FDA's satisfaction, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
In February 2019, we announced the completion of the final phase of our LTSS where more than 50 evaluable subjects were treated for a year, and in September 2019, we announced the presentation of final results from the LTSS at the 19th Congress of the International Headache Society in Dublin, Ireland. The results of the LTSS will need to support the safety of Qtrypta for the acute treatment of migraine. If the results do not provide sufficient evidence for the FDA to determine the safety of Qtrypta, we could be required to conduct additional clinical or preclinical studies or we may be required to delay, limit, reduce or terminate our development of Qtrypta. Also, even though we have discussed our development strategy with the FDA on our Qtrypta program and received feedback from the FDA about the size and the length of the safety study, the FDA may require us to provide more data than we currently anticipate before approving Qtrypta, if ever, which would further delay the regulatory approval process and require additional clinical or preclinical work.
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
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our product candidates described in this Quarterly Report on Form 10-Q. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act ("FDCA"). Section 505(b)(2) permits the filing of a New Drug Application ("NDA") where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
If the FDA does not allow us or any partner with which we collaborate to pursue the 505(b)(2) regulatory pathway for our product candidates, we or they may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, we or they will need to successfully complete additional Phase 2 and/or Phase 3 clinical trials and submit to the FDA for approval one or more NDAs in order to obtain FDA approval to market our product candidates. The time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. The conduct of later-stage clinical trials and the submission of a successful NDA is a complicated process. To date, we have conducted only one Phase 2/3 clinical trial and one LTSS of Qtrypta. In addition, we have limited experience in preparing and submitting regulatory filings, and we have not previously submitted an NDA for any product candidate. Consequently, the completion of our clinical trials for Qtrypta for the potential treatment of migraine may not lead to an NDA submission and we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission for any other product candidate we may develop in the future.
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
Disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, as a result of the COVID-19 pandemic, we suspended enrollment in our Phase 2/3 clinical trial evaluating C213 for the acute treatment of cluster headache. In addition, we, the FDA, or other regulatory authorities and ethics committees with jurisdiction over our studies may terminate or suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or other authorities find deficiencies in our regulatory submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for existing or future clinical trials. Any such unexpected expenses or delays in our clinical trials could increase our need for additional capital, which may not be available on favorable terms or at all.
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
The COVID-19 pandemic could adversely impact our business, including our clinical trials.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have limited the number of employees at our principal executive office to essential employees only, primarily research and development employees working in laboratories, with our administrative employees continuing their work outside of our office. We have also limited the number of staff in any given research and development laboratory. These precautionary measures may disrupt and adversely affect our business and operations. We have also suspended enrollment in our Phase 2/3 clinical trial evaluating C213 for the acute treatment of cluster headache. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•
changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•
risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruptions or delays in preclinical studies due to restricted or limited operations at research and development laboratory facilities;

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	refusal of the FDA to accept data from clinical trials in affected geographies.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
The results of our clinical trials may not support the intended use of Qtrypta or any other product candidates we may develop.
We cannot be certain that the results from any completed clinical trial or any future clinical trial, if completed as planned, will support the intended use of our products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe and effective in humans for its intended uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of an NDA with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. In addition, our clinical trials to date have involved small patient populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.
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
We cannot assure you that we will receive the approvals necessary to commercialize Qtrypta or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States. In order to obtain FDA approval of any product candidate, we expect that we will have to submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended indication and indicated use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our product candidates will ultimately be considered safe for humans and effective for indicated uses by the FDA. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review. Delays in obtaining regulatory approvals may:

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
Even if Qtrypta or any other product candidates we develop in the future receive regulatory approval, our business is subject to extensive regulatory requirements which include ongoing and continued regulatory review, which may result in significant expense and limit our ability to commercialize our products.
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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, or modifications to approved drugs, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We or any of our future partners may choose not to continue developing a product or product candidate at any time during development or commercialize it after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.
We currently do not have any products approved for sale and currently are focusing our clinical development efforts solely on Qtrypta. Currently, we do not have any collaborations with any partners for any of our products.
At any time, we or any partners with whom we collaborate in the future may decide to discontinue the development of a marketed product or product candidate or not to continue commercializing a marketed product or a product candidate for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from another product, or changes in or failure to comply with applicable regulatory requirements. If we or our partners terminate a program in which we have invested significant resources, we will not receive any return on our investment, and we will have lost the opportunity to allocate those resources to potentially more productive uses. If one of our future partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments or royalties relating to that program or product under a partnership agreement with that party.
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
Qtrypta and any other product candidates we develop in the future may have undesirable side effects or have characteristics that are unexpected. These could be attributed to the active ingredient or class of drug or to our unique formulation of our product candidates, or other potentially harmful characteristics. Such characteristics could cause us, our IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials, including the imposition of clinical holds, and could result in a more restrictive label or delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.

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
While we currently manufacture Qtrypta internally, we have entered into agreements with third-party CMOs related to the development, manufacture, and supply of Qtrypta. Any failure or delay in our internal manufacturing operations or those of our CMOs, or the technology transfer process in connection with our plan to transition to rely on such CMOs for manufacture and supply, could delay the development or regulatory approval of Qtrypta. We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which Qtrypta, or our other product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval of Qtrypta or our other product candidates could be impeded, delayed, limited or denied if the FDA does not continue to authorize the manufacturing processes and facilities in which such product candidates are made.
Difficulties in relevant manufacturing processes and facilities implicated could result in supply shortfalls of Qtrypta, if approved, or any other product candidates, and could delay our preclinical studies, clinical trials and regulatory submissions with respect thereto. In addition, supplies of Qtrypta (or our other product candidates) that have been produced and are stored for later use, may degrade, become contaminated or suffer other quality defects (including in connection with any shipment thereof), which may cause the affected drug product to no longer be suitable for its intended use in clinical trials or other development activities. If the defective drug product cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidate.
We have only manufactured our proposed product candidates for our clinical trials and we have no experience manufacturing on a commercial scale.
We have limited experience manufacturing our product candidate, Qtrypta, and other product candidates, and to date have only manufactured our product candidates for our clinical trials. If Qtrypta is approved, we will need to scale up our own capabilities or those of our CMOs to support the production of commercial level quantities of our product candidate, which may require expensive process improvements.
While we intend to rely on CMOs to support commercial scale manufacture of Qtrypta and have entered into agreements regarding the same, we may nevertheless not be able to successfully produce, develop and market Qtrypta or our other product candidates, or we may be delayed in doing so. Significant scale up of manufacturing may also require process improvements as well as additional technologies and validation studies, which are costly, may not be successful and which the FDA must review and authorize. If we or our CMOs are unable to establish a new manufacturing facility or expand existing manufacturing facilities, purchase equipment, hire adequate personnel to support our manufacturing efforts, or comply with cGMPs, or implement necessary process improvements, we may be unable to produce commercial materials or meet demand, if any should develop, for Qtrypta or our other product candidates. Any such failure would have a material adverse effect on our business, financial condition and results of operations.
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
If approved for marketing, the commercial success of Qtrypta or any product candidates we develop in the future will depend upon their acceptance by the medical community, including physicians, patients and health care payers. The degree of market acceptance of any product candidate will depend on a number of factors, including:

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
Because we have limited financial and managerial resources, we have decided to focus on developing our product candidate Qtrypta for treatment of migraine. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on current and future research and development programs and product candidate for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

RISKS RELATED TO OUR DEPENDENCE ON THIRD-PARTIES
We use customized equipment to coat and package our microneedle patch system; any production or equipment performance failures could negatively impact the clinical trials of our product candidates that we may develop or sales of our product candidate(s), if approved.
We presently use customized equipment to coat and package our microneedle patch system. We also rely on third-parties to manufacture our equipment. If we experience equipment malfunctions and we do not have adequate inventory of spare parts or qualified personnel to repair the equipment, we may encounter delays in the manufacture of our microneedle patch system and may not have sufficient inventory to meet the demands of our clinical development programs of any product candidates and if approved, our customers’ demands for Qtrypta or our future approved product candidate(s), if any each of which could adversely affect our business, financial condition and results of operations.
We currently depend primarily on third-party suppliers for manufacture of our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize Qtrypta or any other product candidates we may develop.
We have contracted with CMOs to produce, in collaboration with us, Qtrypta, for commercial use, if approved, in the United States. We have not entered into any agreements with any alternate suppliers for Qtrypta product or API. Even if we were able to enter into other long-term agreements for manufacture of commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Qtrypta. Additionally, if Qtrypta or any other product candidates is approved by the FDA or other regulatory agencies for commercial sale or if Qtrypta is approved for commercial sale in jurisdictions outside the United States, we will need to contract with a third-party to manufacture such products for commercial sale in the United States and/or in such other jurisdictions.
Our dependence on single source suppliers with respect to our supply chain for Qtrypta exposes us to certain risks, including the following:

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

Even though we have agreements with CMOs to supply materials for Qtrypta, and even if we enter into other long-term agreements with other CMOs, the FDA may not approve the facilities of such CMOs, the CMOs may not perform as agreed or the CMOs may terminate their agreements with us. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market Qtrypta or any other product candidate. In the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.
The manufacturer(s) of Qtrypta are obliged to operate in accordance with FDA-mandated cGMPs, and we have limited control over the ability of CMOs to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance to cGMPs. In addition, the facilities used by our CMOs to manufacture Qtrypta must be authorized by the FDA and will be subject to inspections that will be conducted prior to any grant or regulatory approval by the FDA. If any of our CMOs are unable to successfully manufacture material that conform to our specifications and the FDA’s strict regulatory requirements, and pass regulatory inspections, they will not be able to secure or maintain authorization to manufacture any of our approved products. Additionally, a failure by any of our CMOs to establish and follow cGMPs or to document their adherence to such practices may negatively impact our commercialization or lead to significant delays in the launch and commercialization of any other products that we may have in the future. Failure by our CMOs or us to comply with application regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspensions or withdrawal of approvals, seizures or recalls of product, operating restrictions, and criminal prosecutions.
The manufacturer of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of Qtrypta will not occur in the future. Additionally, our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes. If our CMOs were to encounter difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize Qtrypta in the United States would be jeopardized. Any delay or interruption in our ability to meet commercial demand for Qtrypta will result in the loss of potential revenue and could adversely affect our ability to gain market acceptance for these products.
Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede commercialization of Qtrypta and could have a material adverse effect on our business, results of operations, financial conditions and prospects.
We rely on CMOs for various components of our microneedle patch system, and our business could be harmed if those third-parties fail to provide us with sufficient quantities of those components at acceptable quality levels and prices or fail to maintain or achieve satisfactory regulatory compliance.
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
There can be no assurance that our supply of these various components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers and cannot ensure that they will deliver to us the components we order on time, or at all. Any failure or refusal to supply the components for Qtrypta or any other product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our CMOs were to fail to fill our purchase orders, the development or commercialization of the affected product candidate could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable, the lead time needed to establish a new relationship can be lengthy, and because the expenses relating to the transfer of necessary technology and processes could be significant. It may take several years to establish an alternative source of supply for our product candidate and to have any such new source approved by the FDA, the European Medicines Agency, or EMA, or any other relevant regulatory authorities.
We rely on third-parties to conduct our clinical trials and those third-parties may not perform satisfactorily, including failing to comply with applicable regulatory requirements or to meet deadlines for the completion of such trials.
We rely on a third-party contract research organization, or CRO, to manage our clinical trials. In addition, we rely on other third-parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. While we have agreements governing their activities, we will have limited influence over their actual performance, and we will control only certain aspects of their activities. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, agreements with such third-parties might terminate for a variety of reasons, including a failure to perform by the third-parties. If there is any dispute or disruption in our relationship with our CROs or if we need to enter into alternative arrangements, that would delay our product development activities.
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
Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund our expenses. We may seek to collaborate with third-parties for certain of our development programs, and potentially for the commercialization of our lead product candidate, Qtrypta.
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
If Qtrypta does not obtain sufficient market share against competitive products, we may not achieve substantial product revenues and our business will suffer.
The market for the potential indication for Qtrypta is characterized by intense competition and rapid technological advances. Our product candidates will, if approved, compete with a number of existing and future drug delivery systems and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our product candidate or may offer comparable performance at a lower cost. If our product candidates fail to capture and maintain market share, we may not achieve sufficient revenues and our business will suffer.
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
The development and commercialization of new products to treat migraine is highly competitive. We expect to have considerable competition from major pharmaceutical, biotechnology, specialty pharmaceutical and medical device companies. Companies marketing products or have product candidates that treat migraine that may compete with Qtrypta, include but are not limited, to Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly & Company, AstraZeneca, Novartis, Allergan, Biohaven Pharmaceuticals, Lundbeck, Amgen, Merck & Co., Pfizer, Janssen Pharmaceutica, Endo International, Assertio, Upsher-Smith Laboratories, Satsuma Pharmaceuticals, Supernus Pharmaceutical, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, electroCore, eNeura, Cefaly, Theranica and Amneal Pharmaceuticals.
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical pandemics and epidemics, such as the COVID-19 pandemic and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. Many of these events are beyond our control and the occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
In addition to our patented technology and product candidates, we rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties that have access to them, such as our corporate collaborators, outside scientific collaborators, sponsored researchers, contract manufacturers, consultants, advisors and other third-parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with

us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.
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

We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for Qtrypta and potentially for our other product candidates where applicable. Such filings involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for Qtrypta or any other product candidates under Section 505(b)(2).
We intend to pursue regulatory approval for Qtrypta and potentially for any other product candidates, pursuant to Section 505(b)(2) of the FDCA. A Section 505(b)(2) application is a type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of a previously approved product for which the applicant has no right of reference, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such applications involve significant costs, including filing fees.
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
On September 16, 2011, the Leahy-Smith America Invents Act ("Leahy-Smith Act") was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third-parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.
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
Any future programs we choose to pursue may require the use of proprietary rights held by third-parties, and the growth of our business will likely depend in part on our ability to acquire, in-license, maintain or use these proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property from third-parties that we later identify as necessary for our future product candidates or such intellectual property may not be available on commercially reasonable terms. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources, and greater clinical development and commercialization capabilities.
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
Filing, prosecuting, and defending patents on our product candidates in all countries throughout the world may be prohibitively expensive, and our intellectual property rights in some countries outside the United States and Europe can be less extensive than those in the United States and Europe. In addition, the laws of some countries outside the United States and Europe do not protect intellectual property rights to the same extent as federal and state laws in the United States and laws in Europe. Consequently, we may not be able to prevent third-parties from practicing our inventions in all countries outside the United States and Europe, or from selling or importing products made using our inventions in and into the United States, Europe or other jurisdictions. Third-parties may use our technologies in jurisdictions where we have not obtained or are unable to adequately enforce patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States and Europe. These products may compete with our product and our patents or other intellectual property may not be effective or sufficient to prevent them from competing.
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
Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third-parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third-parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
If we do not obtain patent term extensions and data exclusivity for Qtrypta or any of our other product candidates, our business may be materially harmed.
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
Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid; The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties, plus up to three times the remuneration involved. Violations can also result in criminal penalties, including criminal fines and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (as defined by statute), certain other healthcare providers beginning in 2022, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners; and

•
analogous state laws and regulations, such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Union is governed by the General Data Protection Regulation, or the GDPR, which extends the geographical scope of European Union data protection law to non-European Union entities under certain conditions, tightens existing European Union data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union. In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. This decision was subsequently appealed, and on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the decision of the district court that the individual mandate, as amended by the Tax Act, was unconstitutional. The Fifth Circuit remanded the case to the district court to consider a remedy, including to consider and explain which provisions of the ACA are inseverable and invalid. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when the Supreme Court will make a decision. It is also unclear how other efforts to challenge, repeal or replace the ACA will impact the ACA or our business.
Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended these reductions from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have experienced such ownership changes in the past (and derecognized certain deferred tax assets as of December 31, 2019 in connection with ownership changes we determined had occurred prior to such date), and we may have experienced an additional ownership change as a result of equity and warrant issuances in the three months ended March 31, 2020. We may experience ownership changes in the future as a result of future offerings and/or subsequent shifts in our stock ownership, some of which may be outside our control. Because our ability to use our net operating loss carryforwards and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes.
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
Our business could be adversely impacted by the effects of a health epidemic, such as the COVID-19 pandemic. Our sole laboratory, executive team, and most of our employee base are located in the San Francisco Bay Area. In the event of a health epidemic that becomes widespread in or around the San Francisco Bay Area, we may take precautionary measures such as limiting our employees’ travel activities, implementing alternative work arrangements for our employees, and suspending our lab operations. For example, as a result of the COVID-19 pandemic, a majority of our workforce has moved to a remote working environment. With our employees working remotely, we could face operational difficulties that could impair our ability to conduct and manage our business effectively. Furthermore, such health epidemic, even outside of the San Francisco Bay Area, may also adversely impact the operations of our CMOs, suppliers and business partners as they implement their own precautionary measures, and we would be unable to predict how a health epidemic, such as the COVID-19 pandemic, and the related changing economic conditions will affect our third-party partners. Such conditions could disrupt our operational activities and may result in an inability to meet our operational targets, and therefore our financial condition and operating results could be adversely affected.
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
Our operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability and financial condition. As a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. It is possible that a cybersecurity attack might not be noticed for some period of time. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK
The trading price of our common stock has been volatile with substantial price fluctuations on heavy volume, which could result in substantial losses for purchasers of our common stock and existing stockholders.
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through May 12, 2020, for example, our stock has traded in a range with a low of $0.405 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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
Moreover, the global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity and business confidence have had, and is likely to continue to have, a significant effect on the market price of securities generally, including our common stock.
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
On March 26, 2020, we received written notice from Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, to regain compliance with the minimum bid price requirement. On April 17, 2020, we received another notice from Nasdaq, which stated that, due to recent market conditions, effective as of April 16, 2020, Nasdaq has determined to toll the compliance period for the minimum bid price requirement through June 30, 2020.
To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If the Company is not in compliance by December 7, 2020, the Company may be eligible for additional time to regain compliance, subject to certain requirements. There is no assurance that the Company will be able to regain compliance with the minimum bid price requirement.

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
We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional capital, and the outstanding warrants may adversely affect our stock price and cause dilution to existing stockholders.
As of March 31, 2020, we had outstanding warrants to purchase 23,680,570 shares of our common stock. We may find it more difficult to raise additional capital while these warrants are outstanding. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants. In addition, sales of shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock, and exercise of the warrants may cause dilution in the interests of other stockholders as a result of the additional common stock that would be issued upon exercise.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the other rules and regulations of the SEC. Compliance with the various reporting and other requirements applicable to public reporting companies require considerable time, attention of management, and financial resources.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit number	Description

4.1	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2020)

4.2†	Amended Form of Series E Common Stock Purchase Warrant

10.1
Underwriting Agreement, dated as of February 12, 2020 between Zosano Pharma corporation and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2020)

10.2
Form of Securities Purchase Agreement, dated as of March 4, 2020, between Zosano Pharma corporation and certain investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 6, 2020)

10.3	Note dated April 21, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2020)

10.4
Employment Letter Agreement dated April 30, 2020, with Christine Matthews (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2020)

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

Dated: May 14, 2020	Zosano Pharma Corporation (Registrant)

/s/ Steven Lo
Steven Lo
Chief Executive Officer (Principal Executive Officer)

/s/ Christine Matthews
Christine Matthews
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)