Form 10-Q
period 2020-06-30
Zosano Pharma Corp
filed 2020-08-06
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 5, 2020, the registrant had a total of 68,583,356 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZOSANO PHARMA CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,547	$6,316
Prepaid expenses and other current assets	699	497
Total current assets	11,246	6,813
Restricted cash	455	455
Property and equipment, net	30,712	24,636
Operating lease right-of-use assets	5,296	5,763
Other long-term assets	3	3
Total assets	$47,712	$37,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,809	$4,356
Accrued compensation	2,754	2,015
Build-to-suit obligation, current portion	3,085	4,554
Operating lease liabilities, current portion	1,228	1,140
Paycheck Protection Program loan, current portion	725	—
Other accrued liabilities	3,945	4,172
Total current liabilities	16,546	16,237
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	6,509	6,095
Operating lease liabilities, long-term portion	5,297	5,931
Paycheck Protection Program loan, long-term portion	888	—
Other liabilities	8	15
Total liabilities	29,248	28,278
Commitments and contingencies (note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 57,245,251 and 23,503,214 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6	2
Additional paid-in capital	333,863	308,211
Accumulated deficit	(315,405)	(298,821)
Total stockholders’ equity	18,464	9,392
Total liabilities and stockholders’ equity	$47,712	$37,670
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	4,932	6,640	10,446	13,256
General and administrative	2,766	2,767	5,848	5,638
Total operating expenses	7,698	9,407	16,294	18,894
Loss from operations	(7,698)	(9,407)	(16,294)	(18,894)
Other income (expense):
Interest income	5	82	15	162
Interest expense	(190)	(35)	(396)	(76)
Other income (expense), net	(12)	—	91	22
Loss before provision for income taxes	(7,895)	(9,360)	(16,584)	(18,786)
Provision for income taxes	—	—	—	—
Net loss	$(7,895)	$(9,360)	$(16,584)	$(18,786)
Unrealized gain (loss) on marketable securities, net of tax	—	(1)	—	5
Comprehensive loss	$(7,895)	$(9,361)	$(16,584)	$(18,781)

Net loss per common share – basic and diluted	$(0.14)	$(0.55)	$(0.36)	$(1.30)
Weighted-average shares used in computing net loss per common share – basic and diluted	54,927,408	16,868,643	45,596,713	14,434,365
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	23,503,214	$2	$308,211	$(298,821)	$—	$9,392
Issuance of common stock and Series E warrants in connection with registered direct offering, net	11,903,506	1	10,210	—	—	10,211
Issuance of common stock, Series C and Series D pre-funded warrants, in connection with public offering, net	11,992,307	2	8,262	—	—	8,264
Issuance of common stock upon exercise of Series D pre-funded warrants	2,161,539	—	—	—	—	—
Issuance of common stock upon exercise of Series C warrants	2,649,723	—	1,722	—	—	1,722
Issuance of common stock in connection with at-the-market offering, net	2,151,346	—	2,706	—	—	2,706
Stock-based compensation	—	—	364	—	—	364
Net loss	—	—	—	(8,689)	—	(8,689)
Balance at March 31, 2020	54,361,635	$5	$331,475	$(307,510)	$—	$23,970
Issuance of common stock in connection with at-the-market offering, net	1,550,231	1	1,160	—	—	1,161
Issuance of common stock upon exercise of Series C warrants	1,333,385	—	867	—	—	867
Stock-based compensation	—	—	361	—	—	361
Net loss	—	—	—	(7,895)	—	(7,895)
Balance at June 30, 2020	57,245,251	$6	$333,863	$(315,405)	$—	$18,464

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	11,973,039	$1	$279,946	$(261,232)	$(5)	$18,710
Stock-based compensation	—	—	361	—	—	361
Unrealized gain on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(9,426)	—	(9,426)
Balance at March 31, 2019	11,973,039	$1	$280,307	$(270,658)	$1	$9,651
Issuance of common stock in connection with public offering	5,750,000	1	18,330	—	—	18,331
Stock-based compensation	—	—	386	—	—	386
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(9,360)	—	(9,360)
Balance at June 30, 2019	17,723,039	$2	$299,023	$(280,018)	$—	$19,007
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,584)	$(18,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	725	747
Change in operating lease right-of-use assets	467	399
Depreciation and amortization	517	361
Effective interest on financing obligations	413	442
Capitalized effective interest	(263)	(386)
Accretion of interest on marketable securities	—	(42)
Other	—	28
Change in operating assets and liabilities:
Prepaid expenses and other assets	(225)	(657)
Accounts payable	(1,480)	635
Accrued compensation and other accrued liabilities	533	(904)
Operating lease liabilities	(546)	(451)
Net cash used in operating activities	(16,443)	(18,614)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	13,900
Purchases of marketable securities	—	(3,476)
Purchases of property and equipment	(4,707)	(6,213)
Net cash (used in) provided by investing activities	(4,707)	4,211
Cash flows from financing activities:
Proceeds from registered direct offering of securities, net of commissions and offering costs	10,222	—
Proceeds from public offering of securities and exercise of pre-funded Series D warrants, net of commissions and offering costs	8,441	—
Proceeds from public offering of securities, net of commissions and offering costs	—	18,472
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	3,996	—
Proceeds from exercise of Series C warrants	2,589	—
Proceeds from Paycheck Protection Program loan	1,610	—
Proceeds from build-to-suit obligation, net of issuance costs	—	2,277
Principal payments on financing obligations	(1,477)	(1,234)
Net cash provided by financing activities	25,381	19,515
Net increase in cash, cash equivalents and restricted cash	4,231	5,112
Cash, cash equivalents and restricted cash at beginning of period	6,771	9,595
Cash, cash equivalents and restricted cash at end of period	$11,002	$14,707

Supplemental cash flow information:
Cash paid for interest	$499	$365
Cash paid for taxes	$12	$1
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$6,044	$5,795
Unpaid offering costs	$445	$142
Right-of-use assets acquired under finance lease obligations	$—	$22
The accompanying notes are an integral part of these condensed financial statements.

Zosano Pharma Corporation
Notes to Condensed Financial Statements
(unaudited)
1. Organization and Basis of Presentation
The Company
Zosano Pharma Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using its proprietary transdermal microneedle system.
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2020.
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
Liquidity and Substantial Doubt in Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of June 30, 2020, had an accumulated deficit of $315.4 million. As of June 30, 2020, the Company had approximately $10.5 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020. This shelf registration statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million.
On June 8, 2020, the Company entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market ("ATM") offering program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the quarter ended June 30, 2020, the Company issued and sold 1,550,231 shares of its common stock at an average price of $0.91 per share under the ATM program. The aggregate net proceeds were approximately $1.2 million after BTIG's commission of $42,000 and estimated offering expenses. During the period from July 1, 2020 through August 5, 2020, the Company issued and sold 9,266,951 shares of its common stock at an average price of $0.91 per share under the ATM program. The aggregate net proceeds were approximately $8.2 million after BTIG's commission of $253,000. The shares were sold pursuant to the Company’s effective shelf registration statement, the base prospectus filed as part of such registration statement and the prospectus supplement dated June 8, 2020.
On May 27, 2020, the Company entered into the First Amendment to Lease Documents (the “Trinity Amendment”) with Trinity Funding 1, LLC (“Trinity”), which, among other things, extends the term of each lease schedule from a 36-month term to a 42-month term by providing for an interest-only period from May 2020 through October 2020, with principal payments recommencing November 1, 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of equipment cost at the end of each 42-month-term.

On April 21, 2020, the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1.6 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of its payroll levels. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the "March 2020 Offering") of (i) 11,903,506 shares of the Company's common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, are immediately exercisable and will expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, after deducting the placement agent fees and other offering expenses. During the period from July 1, 2020 through August 5, 2020, Series E Warrants to purchase 350,000 shares of common stock have been exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $281,000.
On February 14, 2020, the Company closed an underwritten offering (the "February 2020 Offering") for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and other offering expenses. As of June 30, 2020, 3,983,108 shares of common stock have been issued pursuant to the exercise of the Series C Warrants at an exercise price of $0.65 per share for aggregate proceeds of $2.6 million. During the period from July 1, 2020 through August 5, 2020, Series C Warrants to purchase 5,571,154 shares of common stock have been exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $3.6 million.
The Company plans to raise additional funding through equity or debt financings, licensing or collaboration agreements, or strategic alliances with pharmaceutical partners, or any combination of the above. However, there are no assurances that additional funding will be obtained and that the Company will succeed in its future operations. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and it may have to cease operations.
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

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the CARES Act and determined there was no significant impact on the Company's provision for income taxes for the three and six months ended June 30, 2020.
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
As of June 30, 2020, and December 31, 2019, the Company had restricted cash of approximately $0.5 million consisting of deposits of $0.3 million to secure its building lease until the end of the lease term, a deposit of approximately $0.1 million to a utility provider and $35,000 to secure corporate purchasing cards.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows:

	June 30, 2020	June 30, 2019
	(unaudited; in thousands)
Cash and cash equivalents	$10,547	$14,252
Restricted cash	455	455
Total	$11,002	$14,707
Marketable Securities
Marketable securities generally consist of debt securities with original maturities greater than 90 days and remaining maturities of less than one year. Marketable securities with an original maturity greater than one year, if any, would be considered long-term investments. All of the Company's investments are classified as available-for-sale and carried at fair value based upon quoted market price. The change in unrealized gains and losses related to fixed maturity debt securities is reported as a separate component of comprehensive loss in the statements of operations and comprehensive loss and as a separate component of stockholders' equity on the balance sheets. Interest income includes interest, dividends, amortization and accretion of purchase premiums and discounts and realized gains and losses on sales of securities, if any. The cost of securities sold is based on the specific-identification method.
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
Fair Value Instruments
The Company records its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:
•Level 1: Inputs which include quoted prices in active markets for identical assets and liabilities.

•Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Net Loss Per Common Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock warrants, stock options and restricted stock units ("RSUs") are considered to be potential dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	June 30, 2020	June 30, 2019
	(unaudited)
Warrants to purchase common stock	22,345,150	274,524
Options to purchase common stock	2,685,487	1,765,742
Restricted Stock Units	343,442	—
Total	25,374,079	2,040,266
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
In August 2018, the FASB issued ASU 2018-15, Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15, Subtopic 350-40 effective January 1, 2020 on a prospective basis. The adoption of this guidance did not have a material impact on the Company's financial statements.
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
3. Cash Equivalents and Investments in Marketable Securities
The following table summarizes the Company's cash equivalents and investments in marketable securities measured at fair value on a recurring basis as of June 30, 2020:

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
Money market funds classified as cash equivalents	$7,915	$7,915	$—	$—

The Company did not hold any cash equivalents and investments in marketable securities as of December 31, 2019.
4. Balance Sheet Components
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	June 30, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Prepaid insurance	$275	$49
Prepaid software, subscriptions and deferred implementation costs	172	61
Prepaid services	167	316
Deferred offering costs	77	65
Other	8	6
Total	$699	$497

The following table summarizes the Company’s property and equipment for each of the periods presented:

	June 30, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$24,114	$16,932
Manufacturing equipment	14,220	12,173
Laboratory and office equipment	1,617	1,585
Right-of-use laboratory and office equipment	25	25
Computer equipment and software	138	138
Right-of-use computer equipment and software	29	29
Construction-in-progress	17,909	20,602
Property and equipment at cost	58,052	51,484
Less: accumulated depreciation property and equipment	(27,305)	(26,821)
Less: accumulated amortization right-of-use assets	(35)	(27)
Total	$30,712	$24,636

As of June 30, 2020, construction-in-progress included $14.3 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system, of which capitalized construction period interest was $2.0 million (See Note 6. Debt Financing).
The following table summarizes the Company's depreciation and amortization expense for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited; in thousands)		(unaudited; in thousands)
Depreciation and amortization expense	$345	$197	$517	$361

The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	June 30, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$3,372	$3,422
Professional service fees	184	206
Contract manufacturing	92	250
Accrued taxes	16	27
Pre-clinical and clinical studies	11	43
Other	270	224
Total	$3,945	$4,172

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
Finance Leases
The Company leases certain equipment under non-cancelable agreements which expire between 2021 and 2022.
The following table summarizes the components of lease costs for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited; in thousands)		(unaudited; in thousands)
Operating lease costs	$422	$410	$844	$820
Finance lease costs:
Amortization of finance lease right-of-use assets	4	4	8	19
Interest on finance lease obligations	2	3	4	12
Total	$428	$417	$856	$851

The following table summarizes cash payments for leases for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(unaudited; in thousands)
Operating cash flows from operating leases - cash paid for operating leases	$922	$872
Operating cash flows from finance leases - cash paid for interest	$4	$6
Financing cash flows from finance leases - cash paid for principal	$8	$6

The following table summarizes the lease terms and discount rates for the Company's leases as of June 30, 2020:

	Operating leases	Finance leases
	(unaudited)
Weighted-average remaining lease term (in years)	4.25	1.40
Weighted average discount rate	11%	27%

The following table summarizes the Company's annual scheduled lease payments for each year ending December 31, as of June 30, 2020:

	Operating leases	Finance leases
	(unaudited; in thousands)
Remainder of 2020	$939	$13
2021	1,909	14
2022	1,961	3
2023	2,017	—
2024	1,372	—
Total undiscounted cash flows	8,198	30
Less: amount representing interest	(1,673)	(6)
Present value of lease liabilities	$6,525	$24

Current portion	$1,228	$16
Long-term portion	5,297	8
Total	$6,525	$24

6. Debt Financing
Build-to-Suit Obligation with Trinity

In September 2018, the Company entered into a build-to-suit arrangement with Trinity Capital Fund III, L.P. (the "Agreement”) in order to obtain financing for the third-party construction of the Company's commercial coating and primary packaging system (the "Equipment"). Under the Agreement, Trinity (as successor in interest to Trinity Capital Fund III, L.P.) made available to the Company $14.0 million for equipment costs and associated soft costs ("Total Cost"), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. Under the Agreement, each individual drawdown represents a separate financing arrangement with its own term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets. On May 27, 2020, the Company entered into the Trinity Amendment.

The Trinity Amendment, among other things, extends each individual drawdown term from 36 months to 42 months by providing for an interest-only period from May 2020 through October 2020, with principal payments recommencing November 1, 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of the Total Cost, which is equal to the drawdown amount (“Purchase Option Fee”), which the Company intends to exercise at the end of each 42-month-term. The transfer of title from Trinity to the Company will occur at the end of the final 42-month-term, provided that the purchase option was executed, and the Purchase Option Fee was paid in full at the end of each 42-month-term. The security interest will terminate on the earlier to occur of (i) the date that falls six (6) months after the delivery and installation of the Equipment or (ii) payment in full of all amounts owed. The Company accounted for the Trinity Amendment as a debt modification under ASC 470-50, as the amended terms were not substantially different from the terms of the Agreement.

The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of June 30, 2020, the Company had an aggregate commercial coating and primary packaging system construction-in-progress balance of $14.3 million that included $2.0 million of interest related to its build-to-suit obligation.
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

The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of June 30, 2020.
The following table summarizes the debt obligations as of June 30, 2020 including the amended effective interest rate and maturity dates pursuant to the terms of the Trinity Amendment:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Monthly Payment (interest only period)	Stated Interest Rate	Amended Effective Interest Rate	Maturity Date
		(unaudited; in thousands)
09/25/18	$5,000	$2,378	$600	$(35)	$(216)	$160	$20	9.43%	24.38%	04/01/22
12/11/18	2,800	1,566	336	(27)	(89)	90	13	9.68%	18.25%	07/01/22
06/06/19	2,300	1,654	276	(37)	(118)	74	14	9.93%	18.08%	01/01/23
09/13/19	2,300	1,831	276	(45)	(147)	74	16	9.93%	18.04%	04/01/23
11/27/19	1,600	1,354	192	(35)	(120)	52	12	9.93%	18.16%	06/01/23
Total	$14,000	$8,783	$1,680	$(179)	$(690)	$450	$75

The following table summarizes the Company's build-to-suit obligation as of June 30, 2020 (unaudited; in thousands):

Build-to-suit obligation principal amount	$8,783
Build-to-suit obligation Purchase Option Fees at present value	1,501
Less: unamortized Purchase Option Fees	(527)
unamortized fair value of free-standing warrants	(59)
unamortized debt discount	(98)
unamortized debt issuance costs	(6)
Build-to-suit obligation, net of debt issuance costs and discount	$9,594

Build-to-suit obligation, current portion	$3,085
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	6,509
Build-to-suit obligation, net of debt issuance costs and discount	$9,594

The following table summarizes the future minimum payments on the Company’s build-to-suit obligation for each year ending December 31, including payment of principal, interest and Purchase Option Fees as of June 30, 2020:

	Principal	Interest	Purchase Option Fees
	(unaudited; in thousands)
Remainder of 2020	$753	$447	$—
2021	4,779	618	—
2022	2,979	189	936
2023	272	8	744
Total	$8,783	$1,262	$1,680
The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited; in thousands)		(unaudited; in thousands)
Build-to-suit obligation, cash interest expense	$228	$159	$480	$346
Build-to-suit obligation, effective interest expense	170	199	413	386
Less: build-to-suit obligation, interest capitalized	(231)	(358)	(529)	(732)
Build-to-suit obligation interest expense	$167	$—	$364	$—

PPP Loan
On April 21, 2020, the Company executed a PPP Note evidencing a PPP Loan in the amount of $1.6 million. The PPP was established under the CARES Act and is administered by the SBA. The Loan has been made through Silicon Valley Bank (the “Lender”).
The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months. Beginning seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest of approximately $91,000 to the Lender for 18 months through April 2022.
The PPP Note contains customary events of default relating to, among other things, payment defaults, providing materially false and misleading representation to the SBA or Lender or breaching the terms of the PPP Note. The occurrence of an event of default may result in the immediate repayment of all amounts outstanding, collection of all amounts owing from the Company or filing suit and obtaining judgment against the Company.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of its payroll levels. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.
7. Commitments and Contingencies
Equipment Purchase Commitments
The Company has a remaining commitment of $4.6 million, of which $3.2 million was recorded as a current liability as of June 30, 2020, with an equipment manufacturer for the construction and purchase of a commercial coating and primary packaging system for the production of its product candidate, Qtrypta™ (M207) ("Qtrypta"). The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid within the next 9 months.

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
The agreements call for minimum annual fees of $2.0 million in 2020 escalating to $14.0 million in 2024, to be paid in equal monthly installments. Beginning in 2020, the annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the agreement continues until the seventh anniversary of the date on which the Company receives New Drug Application approval of Qtrypta in the United States.
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
The Company has commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $7.8 million, of which $3.0 million was a current liability on the balance sheet as of June 30, 2020.
On July 31, 2020, the Company entered into an amendment to a Business Understanding Agreement dated September 13, 2018 with a CMO (the "Amended Agreement"). Pursuant to the Amended Agreement, this CMO agreed to provide services related to the manufacture and assembly of a component (the “Product”) of Qtrypta. Under the Amended Agreement, the parties expressed their mutual intent to enter into a commercial supply agreement (“Supply Agreement”) addressing certain of the terms set forth in the Amended Agreement. The Amended Agreement provides that if the Company ceases to purchase the Product from this CMO and a Supply Agreement is not entered into, then the Company may be required to pay this CMO up to $2.5 million; however, no such payment will be required in the event of this CMO’s material breach. The Company may be required to pay an additional payment of up to $4.6 million if the Company ceases to purchase the Product from this CMO and a Supply Agreement is not entered into, except that no such payment will be required in the event of this CMO’s material breach or if the U.S. Food and Drug Administration does not approve Qtrypta.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2020.
Legal Proceedings
The Company, from time to time, may be involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. To the extent that there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made.

8. Common Stock Warrants
The following table summarizes the Company’s common stock warrants issued and outstanding as of the periods presented:

	Warrants Outstanding as of December 31, 2019	Issued	Exercised	Expired	Warrants Outstanding as of June 30, 2020	Exercise Price	Expiration Date
		(unaudited)
Series E - March 2020	—	11,903,506	—	—	11,903,506	$0.8025	03/06/25
Series D - February 2020	—	2,161,539	(2,161,539)	—	—
Series C - February 2020	—	14,153,846	(3,983,108)	—	10,170,738	$0.65	02/14/25
Trinity - September 2018	75,000	—	—	—	75,000	$3.5928	09/25/25
Series B - August 2016	195,906	—	—	—	195,906	$31.00	08/19/21
Amendment to Hercules Term Loan - June 2015	2,035	—	—	(2,035)	—
Hercules Term Loan - June 2014	1,583	—	—	(1,583)	—
Total	274,524	28,218,891	(6,144,647)	(3,618)	22,345,150

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
During the period from July 1, 2020 through August 5, 2020, Series E Warrants to purchase 350,000 shares of common stock and Series C Warrants to purchase 5,571,154 shares of common stock were exercised.
9. Stock-Based Compensation
During the second quarter of 2020, the Company granted RSUs to its employees and Board of Directors. Upon vesting, each RSU converts into one share of the Company’s common stock. The value of an RSU award is based on the Company’s stock price on the date of grant. The RSUs granted to employees vest annually over four years and are subject to the employee’s continuing service to the Company. The RSUs granted to members of the Board of Directors vest fully after one year and are subject to the director's continuing service to the Company. Stock-based compensation expense is recognized straight-line over the vesting term.
The following table summarizes activity under the Amended and Restated 2014 Equity and Incentive Plan ("2014 Plan"), the 2012 Stock Incentive Plan ("2012 Plan") and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the six months ended June 30, 2020 (unaudited):

	Number of Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Number of RSUs outstanding	Weighted-Average grant date fair value
Outstanding at January 1, 2020	2,260,307	$4.29	—	$—
Granted	766,625	$0.98	343,442	$0.84
Canceled/forfeited/expired	(341,445)	$3.70	—	$—
Outstanding at June 30, 2020	2,685,487	$3.42	343,442	$0.84

On January 1, 2020, the shares of common stock authorized for issuance under the 2014 Plan were increased by 822,612 pursuant to the automatic annual increase provisions of the 2014 Plan. As of June 30, 2020, 15,014 shares of common stock were available for issuance under the 2014 Plan.
The following table summarizes the Company's stock compensation expense for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited; in thousands)		(unaudited; in thousands)
Research and development	$161	$178	$330	$343
General and administrative	200	208	395	404
Total	$361	$386	$725	$747

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the "SEC"), on March 13, 2020. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “continue,” “goal,” “would,” “could,” “might,” “project,” “anticipate,” “intend,” “forecast,” “designated,” “approximate,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or negatives of these words and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
Overview
Zosano Pharma Corporation is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using our proprietary transdermal microneedle system (the “System”). Our System is designed to facilitate rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is applied with a hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles penetrate the stratum corneum to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and stability may offer significant therapeutic and practical advantages, and on developing products where rapid administration of approved drugs with established safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards potential commercialization.
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
On June 13, 2020, we announced that new post-hoc efficacy analyses of Qtrypta would be presented as a virtual oral presentation on the 2020 American Headache Society’s Virtual Annual Scientific Meeting Platform. Six different measurements of pain reduction from the exploratory efficacy results in the long-term safety study (“LTSS”) were examined and compared to the positive clinical results observed in the Phase 2/3 Zotrip study. Across all six efficacy measurements, which included pain freedom and pain relief at 2 hours, clinical activity observed in the LTSS during the one-year trial period treating approximately 6,000 migraine episodes was consistent with the positive pivotal study results.

Parameter	ZOTRIP (Single Dose)		Open-Label
	Placebo	M207 3.8 mg	Long-Term
	(n = 77)	(n = 82)	M207 3.8 mg
			(5,617 migraine episodes*)
Pain Freedom at 2 hours	14%	42%	44%
Pain Relief at 2 hours	57%	81%	81%
Sustained Pain Freedom 2-24 hour	10%	32%	38%
Sustained Pain Freedom 2-48 hour	9%	27%	35%
Sustained Pain Relief 2-24 hour	38%	68%	70%
Sustained Pain Relief 2-48 hour	33%	63%	65%

* For sustained endpoints, data from all timepoints 2-24 (48) hours had to be present
Similar to the pivotal study, the most common adverse events observed in the LTSS were redness and swelling at the application site, of which more than 95% were classified as mild. 80% of these site reactions were generally resolved within 48 hours. Patients treated with Qtrypta reported less triptan-like neurological side effects than are typically found with the class, with less than 2% of patients in the LTSS reporting effects such as dizziness and paresthesia.
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
In October 2019, we announced that we had begun enrolling patients in our Acute Treatment of Cluster Headache placebo- controlled Phase 2/3 clinical trial, which will evaluate the efficacy of C213 for the acute treatment of cluster headache. Due to the novel coronavirus (“COVID-19”) pandemic, the clinical trial was temporarily suspended from March 2020 to June 2020. However patient enrollment resumed in July 2020. Like Qtrypta for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our System.
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
Financial Operations Overview
General
As of June 30, 2020, we had an accumulated deficit of approximately $315.4 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
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
We will require additional capital to undertake our planned pre-commercialization activities, research and development activities and to meet our 2020 operating requirements. We intend to raise additional funding through equity or debt financings, licensing or collaboration agreements, or strategic alliances with pharmaceutical partners, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our Qtrypta development program, out-license intellectual property rights to our transdermal delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
Impact of COVID-19
In March 2020, the COVID-19 pandemic resulted in authorities implementing numerous measures to contain the virus, including shelter-in-place orders, travel restrictions and quarantines. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. We are closely monitoring the impact of the COVID-19 pandemic on our business, and while we are unable to predict the full impact that the COVID-19 pandemic will have on our results of operations, liquidity and cash flows due to numerous uncertainties, our compliance with these measures has impacted our operations, including delays in completion of our cluster headache clinical trial for which enrollment was temporarily suspended. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of the COVID-19 pandemic may persist for an extended period of time or become more pronounced.
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
Research and development expenses consist of:
•production costs which include, but are not limited to, employee-related expenses, including salaries, benefits and stock-based compensation expense, drug formulation and clinical trials;
•expenses related to the purchase of active pharmaceutical ingredients and raw materials for the production of our System, including fees paid to contract manufacturing organizations;

•fees paid to contract research organizations (“CROs”), clinical consultants, clinical trial sites and vendors, including institutional review boards (“IRBs”), in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis;
•fees paid to conduct clinical studies, drug formulation and cost of consumables used in nonclinical and clinical trials;
•other consulting fees paid to third parties; and
•allocation of certain shared costs, such as facilities-related costs.
For the three and six months ended June 30, 2020, our research and development efforts and resources focused primarily on advancing the development of Qtrypta. We expect our manufacturing-related research and development expenses to continue to increase as a result of our Qtrypta pre-commercialization efforts. While we currently intend to continue clinical development of Qtrypta through commercialization in the United States ourselves, we remain open to opportunities with potential strategic partners to ensure Qtrypta will receive the best chance of commercial success. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates. We cannot forecast with any degree of certainty if Qtrypta or any of our other product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
Other income (expense), net. Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations.

Results of Operations
Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(unaudited; in thousands)
Research and development	$4,932	$6,640	$(1,708)	(26)%
General and administrative	$2,766	$2,767	$(1)	—%

Other income (expense):
Interest income	$5	$82	$(77)	(94)%
Interest expense	$(190)	$(35)	$(155)	443%
Other income (expense), net	$(12)	$—	$(12)	*

* Not meaningful
Research and development expenses
Research and development expenses decreased approximately $1.7 million, or 26%, for the three months ended June 30, 2020, as compared to the same period in 2019. The $1.7 million decrease was primarily attributable to lower clinical trial costs of $1.5 million mainly due to the completion of the LTSS, a decrease of $0.4 million in compensation costs due to lower headcount, and a decrease of $0.1 million of other costs. These decreases were offset by an increase in costs of $0.2 million associated with the scale up and technology transfer to our contract manufacturers and an increase in depreciation of $0.1 million.
General and administrative expenses
General and administrative expenses remained relatively consistent for the three months ended June 30, 2020, as compared to the same period in 2019. There was an increase in legal and professional services of $0.1 million offset by a decrease of $0.1 million in employee costs due to lower headcount.
Other income and expense
Interest income decreased approximately $0.1 million, or 94% for the three months ended June 30, 2020, as compared to the same period in 2019. The $0.1 million decrease was primarily attributable to interest recognized related to our marketable securities in 2019. The Company did not hold any investments in marketable securities during the three months ended June 30, 2020.
Interest expense increased approximately $0.2 million, or 443%, for the three months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily attributable to higher interest expense on the Trinity financing arrangement.
Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(unaudited; in thousands)
Research and development	$10,446	$13,256	$(2,810)	(21)%
General and administrative	$5,848	$5,638	$210	4%

Other income (expense):
Interest income	$15	$162	$(147)	(91)%
Interest expense	$(396)	$(76)	$(320)	421%
Other income (expense), net	$91	$22	$69	314%

Research and development expenses
Research and development expenses decreased approximately $2.8 million, or 21%, for the six months ended June 30, 2020, as compared to the same period in 2019. The $2.8 million decrease was primarily attributable to lower clinical trial costs of $2.2 million mainly due to the completion of the LTSS, a decrease of $0.5 million in compensation costs due to lower headcount, and a decrease of $0.1 million of other costs.
General and administrative expenses
General and administrative expenses increased by $0.2 million, or 4%, for the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily attributable to an increase of $0.5 million in legal and professional expenses related to intellectual property matters and audit fees offset by a decrease of $0.3 million in compensation costs due to lower headcount.
Other income and expense
Interest income decreased approximately $0.1 million, or 91%, for the six months ended June 30, 2020, as compared to the same period in 2019. The $0.1 million decrease was primarily attributable to interest recognized related to our marketable securities in 2019. The Company did not hold any investments in marketable securities during the six months ended June 30, 2020.
Interest expense increased approximately $0.3 million, or 421%, for the six months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily attributable to higher interest expense on the Trinity financing arrangement.
Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the ‘‘CARES Act’’) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We analyzed the provisions of the CARES Act and determined there was no significant impact on our provision for income taxes for the three and six months ended June 30, 2020.
Liquidity and Capital Resources
As of June 30, 2020, we had an accumulated deficit of $315.4 million and $16.4 million of negative cash flows from operating activities for the six months ended June 30, 2020. As of June 30, 2020, we had approximately $10.5 million in cash and cash equivalents. Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. Further, to continue operations for the remainder of 2020, we will need to obtain additional capital resources through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
We filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020. This shelf registration statement provides us with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million.
On June 8, 2020, we entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market ("ATM") offering program, under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. We are required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the quarter ended June 30, 2020, we issued and sold 1,550,231 shares of our common stock at an average price of $0.91 per share under the ATM program. The aggregate net proceeds were approximately $1.2 million after BTIG's commission of $42,000 and estimated offering expenses. During the period from July 1, 2020 through August 5, 2020, we issued and sold 9,266,951 shares of our common stock at an average price of $0.91 per share under the ATM program. The aggregate net proceeds were approximately $8.2 million after BTIG's commission of $253,000. The shares were sold pursuant to the Company’s effective shelf registration statement, the base prospectus filed as part of such registration statement and the prospectus supplement dated June 8, 2020.
On May 27, 2020, we entered into the First Amendment to Lease Documents (the “Trinity Amendment”) with Trinity Funding 1, LLC (“Trinity”), which, among other things, extends the term of each lease schedule from a 36-month term to a 42-month term by providing for an interest-only period from May 2020 through October 2020, with principal payments recommencing November 1, 2020. Additionally, the Trinity Amendment removes all end-of-term options other than the option to purchase the equipment at 12% of equipment cost at the end of each 42-month-term.
On April 21, 2020, we executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1.6 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of our payroll levels. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering of (i) 11,903,506 shares of our common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, are immediately exercisable and will expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, excluding any exercise of the warrants issued in the offering and after deducting the placement agent fees and other offering expenses. During the period from July 1, 2020 through August 5, 2020, Series E Warrants to purchase 350,000 shares of common stock have been exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $281,000.
On February 14, 2020, we closed an underwritten offering for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit.  The Series C Warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the additional shares and Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and offering expenses. As of June 30, 2020, 3,983,108 shares of common stock have been issued pursuant to the exercise of the Series C Warrants at an exercise price of $0.65 per share for aggregate net proceeds of approximately $2.6 million. During the period from July 1, 2020 through August 5, 2020, Series C Warrants to purchase 5,571,154 shares of common stock have been exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $3.6 million.
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
We expect to incur additional losses in the future and will require additional financing to develop our Qtrypta product candidate, conduct pre-commercialization manufacturing activities and fund our operations. Failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:
•the economic and global financial market uncertainty resulting from the COVID-19 pandemic;
•the scope, progress, expansion and costs of manufacturing our product candidates;
•the timing of and costs involved in obtaining regulatory approvals;
•the scope, progress, expansion, costs and results of our clinical trials;
•the type, number, costs and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;
•our ability to establish and maintain development partnering arrangements;
•the timing, receipt and amount of contingent, royalty and other payments from any of our future development partners;
•the emergence of competing technologies and other adverse market developments;
•the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities;

•the resources we devote to marketing and, if approved, commercializing our product candidates; and
•the costs associated with being a public company.
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
Cash Flows
The following table shows a summary of our cash flows:

	Six Months Ended June 30,
	2020	2019
	(unaudited; in thousands)
Net cash provided by (used in):
Operating activities	$(16,443)	$(18,614)
Investing activities	(4,707)	4,211
Financing activities	25,381	19,515
Net increase in cash and cash equivalents and restricted cash	$4,231	$5,112
Operating Activities: Net cash used in operating activities was approximately $16.4 million and $18.6 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used during the first six months of 2020 was primarily used for technology transfer costs in conjunction with services performed by our contract manufacturers, clinical trial costs and other research and development and administrative expenses incurred in the course of our continuing operations. Net cash used during the first six months of 2019 was primarily used for technology transfer costs in conjunction with services performed by our contract manufacturers and clinical trial costs, in addition to other research and development and administrative expenses incurred in the course of our continuing operations.
Investing Activities: Net cash used in investing activities was approximately $4.7 million for the six months ended June 30, 2020 and net cash provided by investing activities was approximately $4.2 million for the six months ended June 30, 2019. Net cash used in investing activities during the first six months of 2020 was the result of property and equipment purchases to support our pre-commercialization activities. Net cash provided by investing activities during the first six months of 2019 was primarily the result of $10.4 million of net proceeds from maturities of marketable securities, offset by $6.2 million of property and equipment purchases to support our pre-commercialization activities.
Financing Activities: Net cash provided by financing activities was approximately $25.4 million for the six months ended June 30, 2020 and net cash provided by financing activities was approximately $19.5 million for the six months ended June 30, 2019. Net cash provided by financing activities for the first six months of 2020 was primarily due to $10.2 million of net proceeds from a registered direct offering, $8.4 million of net proceeds from a public underwritten offering, $4.0 million of net proceeds from an ATM offering, $2.6 million from the exercise of warrants and $1.6 million of proceeds from a PPP loan offset by $1.5 million in principal payments on our build-to-suit obligation with Trinity. Net cash provided by financing activities for the first six months of 2019 was primarily due to $18.5 million of net proceeds from a registered public offering and $2.3 million of net proceeds from Trinity, offset by $1.2 million in principal payments on our build-to-suit obligation with Trinity.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of June 30, 2020:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years
	(unaudited; in thousands)
Operating lease obligations (1)	$8,198	$1,886	$3,922	$2,390	$—
Finance lease obligations	30	21	9	—	—
Build-to-suit obligations (2)	11,725	3,898	7,827	—	—
Paycheck Protection Program loan obligation (3)	1,613	725	888	—	—
Equipment purchase commitments (4)	4,560	4,560	—	—	—
Contract manufacturing commitments (5)	7,751	5,837	1,914	—	—
Total	$33,877	$16,927	$14,560	$2,390	$—

(1) Operating leases
Our operating lease obligations primarily consist of a lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings, for our office, research and development, and manufacturing facilities in Fremont, California. In addition to the minimum rental commitments, our leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. See Note 5. Leases of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

(2) Build-to-suit obligation
The build-to-suit obligation consists of principal and interest payments and purchase option fees related to our build-to-suit obligation with Trinity. See Note 6. Debt Financing of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

(3) Paycheck Protection Program loan obligation
The Paycheck Protection Program loan obligation consists of principal and interest payments under the PPP Note. See Note 6. Debt Financing of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

(4) Equipment purchase commitments
Equipment purchase commitments primarily relate to a purchase commitment with a manufacturer to build a commercial coating and primary packaging system for the production of our product candidate, Qtrypta™ (M207), and additional commitments with manufacturers to build pre-commercialization equipment. The terms of the purchase commitments are generally contingent upon performance of certain milestones. See Note 7. Commitments and Contingencies of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

(5) Contract manufacturing commitments
Our contract manufacturing commitments consist of non-cancelable commitments with our contract manufacturing organizations for the construction of dedicated manufacturing space and technology transfer fees.

On July 31, 2020, we entered into an amendment to a Business Understanding Agreement dated September 13, 2018 with a CMO (the "Amended Agreement"). Pursuant to the Amended Agreement, this CMO agreed to provide services related to the manufacture and assembly of a component (the “Product”) of Qtrypta. Under the Amended Agreement, the parties expressed their mutual intent to enter into a commercial supply agreement (“Supply Agreement”) addressing certain of the terms set forth in the Amended Agreement. The Amended Agreement provides that if we cease to purchase the Product from this CMO and a Supply Agreement is not entered into, then we may be required to pay this CMO up to $2.5 million; however, no such payment will be required in the event of this CMO’s material breach. We may be required to pay an additional payment of up to $4.6 million if we cease to purchase the Product from this CMO and a Supply Agreement is not entered into, except that no such payment will be required in the event of this CMO’s material breach or if the U.S. Food and Drug Administration does not approve Qtrypta. See Note 7. Commitments and Contingencies of the Notes to Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. We may invest in marketable securities that have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $10.5 million as of June 30, 2020, which consisted of bank deposits and money market funds. We had no investments in marketable securities at fair value as of June 30, 2020. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Although we believe we are not currently a party to any material lawsuit or legal proceeding, lawsuits and legal proceedings are subject to inherent uncertainties and an adverse result in any lawsuit or legal proceeding may materially adversely affect our business, financial condition and results of operations. In addition, even if not meritorious, these matters could result in the expenditure of significant financial resources and diversion of management efforts.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and other documents that we file with the U.S. Securities and Exchange Commission (the "SEC"). Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Any of the following risks and uncertainties are, and will be, exacerbated by COVID-19 pandemic and any worsening of the global business and economic environment as a result. You should also refer to the other information contained in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes thereto.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of June 30, 2020, we had an accumulated deficit of $315.4 million and approximately $10.5 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
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
Since inception, we have incurred significant operating losses. For the six months ended June 30, 2020, we incurred a net loss of $16.6 million. As of June 30, 2020, we had an accumulated deficit of $315.4 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, Qtrypta, or any other product candidates that we develop. These expenditures will be incurred for manufacturing, development, clinical trials, regulatory compliance and infrastructure. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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
If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our development or future commercialization efforts or partner with third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future financing requirements will depend on many factors, including:
•the scope, progress, expansion, and costs of manufacturing our product candidates;
•the scope, progress, expansion, costs, and results of our clinical trials;
•the timing of, and costs involved in, obtaining regulatory approvals;
•the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;
•our ability to establish and maintain development partnering arrangements;
•the timing, receipt and amount of contingent, royalty, and other payments from any of our future development partners;
•the emergence of competing technologies and other adverse market developments;
•the costs of maintaining, expanding, and protecting our intellectual property portfolio, including potential litigation costs and liabilities;
•the resources we devote to marketing, and if approved, commercializing our product candidates; and
•the costs associated with being a public company.
Our build-to-suit arrangement with Trinity Funding 1, LLC, the successor to Trinity Capital Fund III, L.P. (“Trinity”), imposes restrictions on our business, and if we default on our obligations, Trinity would have a right to request payment in full of the build-to-suit obligation.
We also agreed to covenants in connection with the Trinity build-to-suit arrangement that may limit our ability to take some actions without the consent of Trinity, as applicable. In particular, without Trinity’s consent under the terms of the build-to-suit arrangement, we are restricted in our ability to:
•create liens on our property;
•sell, transfer, or otherwise dispose of all or substantially all of our assets;
•transfer, dispose or relocate financed equipment;
•acquire or merge with another entity; and
•engage in a transaction that would constitute 50% or more in change in control.

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
Although our business was formed in 2006, we have had limited operations since that time. We do not currently have the ability to perform the sales, marketing and manufacturing functions at the Fremont, California site, necessary for the production and sale of Qtrypta or any other product candidate on a commercial scale. The successful commercialization of Qtrypta or any other product candidate will require us to perform a variety of functions, including:
•continuing to conduct clinical development of our product candidates;
•obtaining required regulatory approvals;
•formulating and manufacturing product; and
•conducting sales and marketing activities.
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

We face risks related to the Paycheck Protection Program loan, which could adversely affect our future cash flows and financial condition.

On April 21, 2020, we entered into a note (the “PPP Note”) with Silicon Valley Bank pursuant to the Paycheck Protection Program (“PPP”), which provides for a loan in the amount of $1.6 million (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (“SBA”). The PPP Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which are subject to revisions and changes by Congress, the Treasury Department and SBA. The term of the PPP Loan is two years. The annual interest rate on the PPP Loan is 1.0% and principal and interest payments are deferred for six months. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of our payroll levels. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. If forgiveness is not granted, the PPP Loan, in whole or in part, will need to be repaid by us, which could have an adverse effect on our future cash flows and financial condition. Additionally, the Treasury Department and SBA continue to develop and issue new and updated regulations and guidance regarding the PPP loan process, including regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. We continue to track the regulations and guidance as they are released and assess and re-assess various aspects of its application as necessary. However, given the potential for additional legislation, regulation or guidance, and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the PPP Loan will be forgivable in whole or in part. Finally, we may be subject to CARES Act-specific lookbacks and audits conducted by the Treasury, SBA or other federal agencies, including oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.
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
We have focused our clinical development efforts on our product candidate, Qtrypta. The development and commercialization of Qtrypta and any product candidates we may develop and commercialize in the future is subject to many risks including:
•we may be unable to obtain additional funding to develop our product candidates;
•we may experience delays in regulatory review and approval of our product candidates in clinical development;
•the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
•the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
•the FDA may not find the data from preclinical studies and clinical trials sufficient to demonstrate that clinical and other benefits outweigh its safety risks;
•the FDA may disagree with our interpretation of data from our preclinical studies and clinical trials or may require that we conduct additional studies or trials;
•the FDA may not accept data generated at our clinical trial sites;
•we may be unable to obtain and maintain regulatory approval of our product candidates in the United States and foreign jurisdictions;
•potential side effects of our product candidates could delay or prevent commercialization, limit the indications for any approved product candidate, require the establishment of a risk evaluation and mitigation strategy ("REMS"), or cause an approved product candidate to be taken off the market;
•the FDA may identify deficiencies in our manufacturing processes or facilities or those of our contract manufacturing organizations ("CMOs");
•the FDA may change its approval policies or adopt new regulations;
•we will depend on third-party manufacturers to supply or manufacture our products;

•we depend on contract research organizations to conduct our clinical trials;
•we may experience delays in the commencement of, enrollment of patients in and timing of our clinical trials;
•we may not be able to demonstrate that our product candidates are safe and effective treatments for their intended indications to the satisfaction of the FDA or other similar regulatory bodies;
•we may be unable to establish or maintain collaborations, licensing or other arrangements;
•the market may not accept our product candidates, if approved;
•we may be unable to establish and maintain an effective sales and marketing infrastructure, either through the creation of a commercial infrastructure or through strategic collaborations;
•we may experience competition from existing products or new products that may emerge; and
•we and our licensors may be unable to successfully obtain, maintain, defend and enforce intellectual property rights important to protect our product candidates.
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
Further, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. The commencement and completion of clinical trials may be delayed by several factors, including:
•changes in government regulation, administrative action or changes in FDA policy with respect to clinical trials that change the requirements for approval;
•delays in obtaining authorization from regulators and required IRB approval at each site to commence a trial;
•imposition of a clinical hold for safety reasons or following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authority;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, or failure by such CROs or trial sites to carry out the clinical trial at each site in accordance with the terms of our agreements with them;
•difficulties or delays in having patients complete participation in a trial or return for post-treatment follow-up;
•clinical sites electing to end their participation in one of our clinical trials, which would likely have detrimental effect on subject enrollment;
•time required to add new clinical sites;
•delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials;
•unforeseen safety issues;
•determination of dosing issues;
•lack of effectiveness during clinical trials;
•slower than expected rates of patient recruitment and enrollment;
•inability to raise or delays in raising funding necessary to initiate or continue a trial;
•inability to monitor patients adequately during or after treatment; and
•inability or unwillingness of medical investigators to follow our clinical protocols.
Disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, as a result of the COVID-19 pandemic, we temporarily suspended enrollment in our Phase 2/3 clinical trial evaluating C213 for the acute treatment of cluster headache. In addition, we, the FDA, or other regulatory authorities and ethics committees with jurisdiction over our studies may terminate or suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or other authorities find deficiencies in our regulatory submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for existing or future clinical trials. Any such unexpected expenses or delays in our clinical trials could increase our need for additional capital, which may not be available on favorable terms or at all.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these clinical trials or tests are not positive or are only modestly positive and/or if there are safety concerns, we may:
•be delayed in obtaining marketing approval for our product candidates;

•not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•be subject to additional post-marketing testing requirements; or
•have our product candidates removed from the market after obtaining marketing approval.
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
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities have been closed and production has been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have limited the number of employees at our principal executive office to essential employees only, primarily research and development employees working in laboratories, with our administrative employees continuing their work outside of our office. We have also limited the number of staff in any given research and development laboratory. These precautionary measures may disrupt and adversely affect our business and operations. We also temporarily suspended enrollment in our Phase 2/3 clinical trial evaluating C213 for the acute treatment of cluster headache. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
•interruptions or delays in preclinical studies due to restricted or limited operations at research and development laboratory facilities;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•refusal of the FDA to accept data from clinical trials in affected geographies.

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
In addition, the conduct of clinical trials outside the United States could have a significant negative impact on us. Risks inherent in conducting international clinical trials include:
•foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;
•administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•foreign exchange fluctuations; and
•diminished protection of intellectual property in some countries.

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
We cannot assure you that we will receive the approvals necessary to commercialize Qtrypta or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States. In order to obtain FDA approval of any product candidate, we expect that we will have to submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended indication and indicated use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our product candidates will ultimately be considered safe for humans and effective for indicated uses by the FDA. The FDA has substantial discretion in the drug approval process and may require us to conduct additional preclinical and clinical testing or to perform post-marketing studies. The approval process may also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during its regulatory review. Delays in obtaining regulatory approvals may:
•delay commercialization of, and our ability to derive product revenues from, our products;
•impose costly procedures on us; and
•diminish any competitive advantages that we may otherwise enjoy.
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
In addition, later discovery of previously unknown problems with our product candidates, manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing clinical trials;
•warning or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•fines, restitution or disgorgement of profits or revenue;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure; or
•injunctions or the imposition of civil or criminal penalties.
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
In addition, if a product candidate receives marketing approval, and we or others later identify serious adverse events or undesirable side effects caused by such product, a number of potentially significant negative consequences could result, including:
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•we may be required to implement REMS, which could result in substantial cost increases and have a negative impact on our ability to commercialize the product;
•we may be required to limit the patients who can receive the product;
•we may be subject to limitations on how we promote the product;
•sales of the product may decrease significantly;
•regulatory authorities may require us to take our approved product off the market;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
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
Reliance on CMOs also entails risks to which we would not be subject if we manufactured the product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidate in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our CMOs to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of our product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approvals of our product candidates, or a recall or withdrawal of approval in the future. CMOs may not be able to manufacture our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize it. If our CMOs are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects. Our reliance on CMOs will further expose us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.

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
If approved for marketing, the commercial success of Qtrypta or any product candidates we develop in the future will depend upon their acceptance by the medical community, including physicians, patients and health care payers. The degree of market acceptance of any product candidate will depend on a number of factors, including:
•demonstration of clinical safety and efficacy of our products generally;
•relative convenience and ease of administration;
•prevalence and severity of any adverse effects;
•willingness of physicians to prescribe our product and of the target patient population to try new therapies and routes of administration;
•efficacy and safety of our products compared to competing products;
•introduction of any new products, including generics, that may in the future become available to treat indications for which our products may be approved;
•new procedures or methods of treatment that may reduce the incidences of any of the indications in which our products may show utility;
•pricing and cost-effectiveness;
•effectiveness of our or any future collaborators’ sales and marketing strategies;
•limitations or warnings contained in FDA-approved labeling; and
•our ability to obtain and maintain sufficient third-party coverage or adequate reimbursement from government health care programs, including Medicare and Medicaid, private health insurers and other third-party payers.
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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES
We use customized equipment to coat and package our transdermal microneedle system; any production or equipment performance failures could negatively impact the clinical trials of our product candidates that we may develop or sales of our product candidate(s), if approved.
We presently use customized equipment to coat and package our transdermal microneedle system. We also rely on third parties to manufacture our equipment. If we experience equipment malfunctions and we do not have adequate inventory of spare parts or qualified personnel to repair the equipment, we may encounter delays in the manufacture of our transdermal microneedle system and may not have sufficient inventory to meet the demands of our clinical development programs of any product candidates and if approved, our customers’ demands for Qtrypta or our future approved product candidate(s), if any each of which could adversely affect our business, financial condition and results of operations.
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
We have contracted with CMOs to produce, in collaboration with us, Qtrypta, for commercial use, if approved, in the United States. We have not entered into any agreements with any alternate suppliers for Qtrypta product or API. Even if we were able to enter into other long-term agreements for manufacture of commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Qtrypta. Additionally, if Qtrypta is approved for commercial sale in jurisdictions outside the United States or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products.
Our dependence on single source suppliers with respect to our supply chain for Qtrypta exposes us to certain risks, including the following:
•our supplier may cease or reduce production or deliveries, raise prices or renegotiate terms;
•we may be unable to locate a suitable replacement on acceptable terms or on a timely basis, if at all;
•delays caused by supply issues may harm our reputation; and
•our ability to progress our business could be materially and adversely impacted if our single-source supplier upon which we rely were to experience a significant business challenge, disruption or failure due to issues such as financial difficulties or bankruptcy, issues relating to regulatory or quality compliance, or other legal or reputational issues.
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
We rely on CMOs for various components of our transdermal microneedle system, and our business could be harmed if those third parties fail to provide us with sufficient quantities of those components at acceptable quality levels and prices or fail to maintain or achieve satisfactory regulatory compliance.
We rely on CMOs for various components of our transdermal microneedle system, including active pharmaceutical ingredients ("API") raw materials used in manufacturing, and capital equipment. Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance. In addition, CMOs may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate or any other product candidates that we may develop.
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
We rely on a third party contract research organizations to manage our clinical trials. In addition, we rely on other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. While we have agreements governing their activities, we will have limited influence over their actual performance, and we will control only certain aspects of their activities. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If there is any dispute or disruption in our relationship with our CROs or if we need to enter into alternative arrangements, that would delay our product development activities.
There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. In particular, there would be a significant increase in clinical trial expenses, including adopting a new electronic data capture platform or other technology platforms, the need to enter into new contracts and costs associated with the transfer of data, as well as an increased risk of the loss of data. Identifying, qualifying and managing performance of third-party service providers can be difficult, time-consuming and may cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CRO or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed, or we may be required to repeat such clinical trials, which would delay the regulatory approval process.
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
The process of establishing and maintaining collaborative relationships is difficult, time-consuming and involves significant uncertainty, including:
•a collaboration partner may seek to renegotiate or terminate their relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;
•a collaboration partner may shift its priorities and resources away from our product candidate due to a change in business strategy, or a merger, acquisition, sale or downsizing;
•a collaboration partner may not devote sufficient resources towards, or cease development in, therapeutic areas which are the subject of our strategic collaboration;
•a collaboration partner may change the success criteria for a product candidate thereby delaying or ceasing development of such candidate;
•a collaboration partner could develop a product candidate that competes, either directly or indirectly, with our product candidate;
•a significant delay in initiation of certain development activities by a collaboration partner will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;
•a collaboration partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;
•a collaboration partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•a dispute may arise between us and a collaboration partner concerning the research, development or commercialization of a product candidate resulting in a delay in milestones, royalty payments or termination of an alliance and possibly resulting in costly litigation or arbitration which may divert management attention and resources;
•a collaboration partner may use our products or technology in such a way as to invite litigation from a third party; and
•a collaboration partner may exercise a contractual right to terminate a strategic alliance, making us ineligible to receive milestone or royalty payments under such agreement.

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
We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial and other resources than we do, as well as significantly greater experience in:
•developing drugs;
•undertaking preclinical testing and human clinical trials;
•obtaining FDA and other regulatory approvals of drugs;
•formulating and manufacturing drugs; and
•launching, marketing and selling drugs.
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
The use of our product candidates in clinical trials and the sale of any product candidate for which we may obtain marketing approval expose us to the risk of product liability claims. Product liability claims may be brought against us by participants enrolled in our clinical trials, patients, healthcare providers or others using, administering or selling our product candidates. If we cannot successfully defend ourselves against any such claims, we would incur substantial liabilities. Regardless of merit or eventual outcome, product liability claims may result in:
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•costs of related litigation;
•substantial monetary awards to patients or other claimants;
•decreased demand for an approved product and loss of revenue;
•impairment of our business reputation;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize an approved product candidate.
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
We are a party to an Intellectual Property License Agreement dated October 5, 2006, as amended, with ALZA and we may enter into additional license agreements in the future. Our existing license agreement imposes, and we expect that any future license agreements will impose, various diligence, product payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate these agreements, in which event we might not be able to develop and market any product candidate that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. These risks could delay or prevent us from offering our product candidate(s). We might not have the necessary rights or the financial resources to develop, manufacture or market our current or future product candidates without the rights granted under these licenses, and the loss of sales or potential sales in such product candidate(s) could have a material adverse effect on our business, financial condition, results of operations and prospects. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations. Determining the scope of licenses and related obligations may be difficult and could lead to disputes between us and the licensor. Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under a license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
Our commercial success is significantly dependent on intellectual property related to our product candidate portfolio. We are either the licensee or assignee of numerous issued and pending patent applications that cover various aspects of our assets, including, most importantly, our transdermal microneedle system and our product candidates.
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
We conduct freedom-to-operate studies to guide our early-stage research and development away from areas where we are likely to encounter obstacles in the form of third-party intellectual property conflicts, and to assess the advisability of licensing third-party intellectual property or taking other appropriate steps to address any freedom-to-operate or development issues. However, with respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates will be free of claims by third-party intellectual property holders or whether we will require licenses from such third parties. Even with modern databases and on-line search engines, literature searches are imperfect and may fail to identify relevant patents and published applications.
In the pharmaceutical industry, significant litigation and other proceedings, including interferences, oppositions, reexamination, inter partes review, derivation and post-grant review proceedings before the USPTO and corresponding foreign patent offices, regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such proceedings include:
•we or our collaborators may initiate litigation or other proceedings against third parties seeking to invalidate the patents held by those third parties or to obtain a judgment that our products or processes do not infringe those third parties’ patents;
•if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third party with a dominant patent position;
•if third parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings; and,
•if a license to necessary intellectual property is terminated, the licensor may initiate litigation claiming that our processes or products infringe, misappropriate or otherwise violate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.
Third parties may assert that we are employing their proprietary technology without authorization or have infringed upon, misappropriated or otherwise violated their intellectual property or other rights. Even if we believe third-party claims of infringement against us or our collaborators are without merit, there is a risk that a court would decide that we or our collaborators are infringing the third party’s valid and enforceable patents. If our product candidates, methods, processes or other technologies infringe the proprietary rights of other parties, we could incur substantial costs and may have to:

•obtain licenses, which may not be available on commercially reasonable terms, if at all;
•abandon an infringing product;
•redesign our product candidates or processes to avoid infringement;
•stop using the subject matter claimed in the patents held by others;
•pay damages; or
•defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our financial and management resources.
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
Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. If we initiate legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patents covering our product candidates are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including a lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include ex parte reexamination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings).
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•Others may be able to make compounds that are the same as or similar to our product candidates, which are aimed initially at the generic market and are not covered by the claims of the patents that we own or have exclusively licensed;
•We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•It is possible that our pending patent applications will not lead to issued patents;
•Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
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
Healthcare providers, physicians and third-party payers will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid; The term “remuneration” has been broadly interpreted to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations of the federal Anti-Kickback Statute may result in significant civil monetary penalties, plus up to three times the remuneration involved. Violations can also result in criminal penalties, including criminal fines and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
•the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties and exclude the entity from participation in Medicare, Medicaid and other government healthcare programs;
•the federal Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (as defined by statute), certain other healthcare providers beginning in 2022, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.
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

Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030 unless additional Congressional action is taken, with the exception of a temporary suspension from May 1, 2020 through December 31, 2020 implemented under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have experienced such ownership changes in the past (and derecognized certain deferred tax assets as of December 31, 2019 in connection with ownership changes we determined had occurred prior to such date), and we may have experienced an additional ownership change as a result of equity and warrant issuances in the six months ended June 30, 2020. We may experience ownership changes in the future as a result of future offerings and/or subsequent shifts in our stock ownership, some of which may be outside our control. Because our ability to use our net operating loss carryforwards and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes.
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
We may enter into business partnerships, combinations and/or acquisitions. We have limited experience in making acquisitions, which are typically accompanied by a number of risks, including:
•the difficulty of integrating the operations and personnel of the acquired companies;
•the potential disruption of our ongoing business and distraction of management;
•potential unknown liabilities and expenses;

•the failure to achieve the expected benefits of the combination or acquisition;
•the maintenance of acceptable standards, controls, procedures and policies; and
•the impairment of relationships with employees as a result of any integration of new management and other personnel.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through August 5, 2020, for example, our stock has traded in a range with a low of $0.405 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•announcements relating to development, regulatory approvals or commercialization of our product candidates or those of competitors;
•results of clinical trials of our product candidates or those of our competitors;
•announcements by us or our competitors of significant strategic partnerships or collaborations or terminations of such arrangements;
•actual or anticipated variations in our operating results;
•changes in financial estimates by us or by any securities analysts who might cover our stock;
•conditions or trends in our industry;
•changes in laws or other regulatory actions affecting us or our industry;
•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•capital commitments;
•investors’ general perception of our company and our business;
•disputes concerning our intellectual property or other proprietary rights;
•recruitment or departure of key personnel; and
•sales of our common stock, including sales by our directors and officers or specific stockholders.
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
•the liquidity of our common stock;
•the market price of our common stock;
•our ability to obtain financing for the continuation of our operations;
•the number of institutional and general investors that will consider investing in our common stock;
•the number of market makers in our common stock;
•the availability of information concerning the trading prices and volume of our common stock; and
•the number of broker-dealers willing to execute trades in shares of our common stock.
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
As of June 30, 2020, we had outstanding warrants to purchase 22,345,150 shares of our common stock. We may find it more difficult to raise additional capital while these warrants are outstanding. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants. In addition, sales of shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock, and exercise of the warrants may cause dilution in the interests of other stockholders as a result of the additional common stock that would be issued upon exercise.
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
Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•providing for three classes of directors with the term of office of one class expiring each year, commonly referred to as a staggered board;
•authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors;
•limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;
•requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;
•controlling the procedures for the conduct and scheduling of board and stockholder meetings;
•limiting the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office; and
•providing that directors may be removed by stockholders only for cause.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
•not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•reduced disclosure obligations regarding executive compensation; and
•not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Description

4.1	Amended Form of Series E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2020)

10.1†#	Form of Zosano Pharma Corporation Incentive Stock Option Award Agreement

10.2†#	Form of Zosano Pharma Corporation Nonstatutory Stock Option Award Agreement

10.3†#	Form of Zosano Pharma Corporation Restricted Stock Unit Award Agreement

10.4
Sales Agreement, dated as of June 8, 2020, by and between Zosano Pharma Corporation and BTIG, LLC (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed with the SEC on June 8, 2020)

10.5
First Amendment to Lease Documents, dated May 27, 2020, by and between the Company and Trinity Funding 1, LLC (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed with the SEC on May 28, 2020)

10.6#
Employment Letter Agreement dated April 30, 2020, with Christine Matthews (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2020)

10.7	Note dated April 21, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2020)

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document XBRL

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
#	Management contract or compensatory plan or arrangement
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2020	Zosano Pharma Corporation (Registrant)

/s/ Steven Lo
Steven Lo
Chief Executive Officer (Principal Executive Officer)

/s/ Christine Matthews
Christine Matthews
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)