Form 10-Q
period 2020-09-30
Zosano Pharma Corp
filed 2020-11-13
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
As of November 10, 2020, the registrant had a total of 102,066,218 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation
Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ZOSANO PHARMA CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,554	$6,316
Prepaid expenses and other current assets	615	497
Total current assets	44,169	6,813
Restricted cash	455	455
Property and equipment, net	30,621	24,636
Operating lease right-of-use assets	5,204	5,763
Other long-term assets	3	3
Total assets	$80,452	$37,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,972	$4,356
Accrued compensation	1,982	2,015
Build-to-suit obligation, current portion	4,293	4,554
Operating lease liabilities, current portion	1,332	1,140
Paycheck Protection Program loan, current portion	201	—
Other accrued liabilities	3,394	4,172
Total current liabilities	13,174	16,237
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	5,447	6,095
Operating lease liabilities, long-term portion	5,058	5,931
Paycheck Protection Program loan, long-term portion	1,416	—
Other liabilities	113	15
Total liabilities	25,208	28,278
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 102,066,218 and 23,503,214 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	10	2
Additional paid-in capital	379,326	308,211
Accumulated deficit	(324,092)	(298,821)
Total stockholders’ equity	55,244	9,392
Total liabilities and stockholders’ equity	$80,452	$37,670
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	5,824	6,486	16,270	19,742
General and administrative	2,704	3,071	8,552	8,709
Total operating expenses	8,528	9,557	24,822	28,451
Loss from operations	(8,528)	(9,557)	(24,822)	(28,451)
Other income (expense):
Interest income	2	41	17	203
Interest expense	(165)	(281)	(561)	(357)
Other income (expense), net	4	(66)	95	(44)
Loss before provision for income taxes	(8,687)	(9,863)	(25,271)	(28,649)
Provision for income taxes	—	—	—	—
Net loss	$(8,687)	$(9,863)	$(25,271)	$(28,649)
Unrealized gain on marketable securities, net of tax	—	—	—	5
Comprehensive loss	$(8,687)	$(9,863)	$(25,271)	$(28,644)

Net loss per common share – basic and diluted	$(0.11)	$(0.55)	$(0.45)	$(1.84)
Weighted-average shares used in computing net loss per common share – basic and diluted	77,883,158	17,832,092	56,437,417	15,579,387
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	23,503,214	$2	$308,211	$(298,821)	$—	$9,392
Issuance of common stock and Series E warrants in connection with registered direct offering, net	11,903,506	1	10,210	—	—	10,211
Issuance of common stock, Series C and Series D pre-funded warrants, in connection with public offering, net	11,992,307	2	8,262	—	—	8,264
Issuance of common stock upon exercise of Series D pre-funded warrants	2,161,539	—	—	—	—	—
Issuance of common stock upon exercise of Series C warrants	2,649,723	—	1,722	—	—	1,722
Issuance of common stock in connection with at-the-market offering, net	2,151,346	—	2,706	—	—	2,706
Stock-based compensation	—	—	364	—	—	364
Net loss	—	—	—	(8,689)	—	(8,689)
Balance at March 31, 2020	54,361,635	$5	$331,475	$(307,510)	$—	$23,970
Issuance of common stock in connection with at-the-market offering, net	1,550,231	1	1,160	—	—	1,161
Issuance of common stock upon exercise of Series C warrants	1,333,385	—	867	—	—	867
Stock-based compensation	—	—	361	—	—	361
Net loss	—	—	—	(7,895)	—	(7,895)
Balance at June 30, 2020	57,245,251	$6	$333,863	$(315,405)	$—	$18,464
Issuance of common stock in connection with public offering, net	15,937,130	1	20,386	—	—	20,387
Issuance of common stock in connection with at-the-market offering, net	11,686,795	1	12,365	—	—	12,366
Issuance of common stock upon exercise of Series C warrants	10,003,038	1	6,501	—	—	6,502
Issuance of common stock upon exercise of Series E warrants	7,194,004	1	5,772	—	—	5,773
Stock-based compensation	—	—	439	—	—	439
Net loss	—	—	—	(8,687)	—	(8,687)
Balance at September 30, 2020	102,066,218	$10	$379,326	$(324,092)	$—	$55,244
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, continued
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	11,973,039	$1	$279,946	$(261,232)	$(5)	$18,710
Stock-based compensation	—	—	361	—	—	361
Unrealized gain on marketable securities	—	—	—	—	6	6
Net loss	—	—	—	(9,426)	—	(9,426)
Balance at March 31, 2019	11,973,039	$1	$280,307	$(270,658)	$1	$9,651
Issuance of common stock in connection with public offering	5,750,000	1	18,330	—	—	18,331
Stock-based compensation	—	—	386	—	—	386
Unrealized loss on marketable securities	—	—	—	—	(1)	(1)
Net loss	—	—	—	(9,360)	—	(9,360)
Balance at June 30, 2019	17,723,039	$2	$299,023	$(280,018)	$—	$19,007
Issuance of common stock in connection with at-the-market offering	507,764	—	812	—	—	812
Stock-based compensation	—	—	423	—	—	423
Net loss	—	—	—	(9,863)	—	(9,863)
Balance at September 30, 2019	18,230,803	$2	$300,258	$(289,881)	$—	$10,379
The accompanying notes are an integral part of these condensed financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,271)	$(28,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,164	1,170
Change in operating lease right-of-use assets	712	619
Depreciation and amortization	993	518
Effective interest on financing obligations	207	208
Other	—	61
Change in operating assets and liabilities:
Prepaid expenses and other assets	(179)	(554)
Accounts payable	(1,915)	1,086
Accrued compensation and other accrued liabilities	(312)	(1,108)
Operating lease liabilities	(835)	(701)
Net cash used in operating activities	(25,436)	(27,350)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	17,400
Purchases of marketable securities	—	(3,476)
Purchases of property and equipment	(7,711)	(10,939)
Net cash (used in) provided by investing activities	(7,711)	2,985
Cash flows from financing activities:
Proceeds from public offering of securities, net of commissions and offering costs	20,728	18,331
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	16,266	919
Proceeds from registered direct offering of securities, net of commissions and offering costs	10,135	—
Proceeds from exercise of Series C warrants	9,091	—
Proceeds from public offering of securities and exercise of pre-funded Series D warrants, net of commissions and offering costs	8,264	—
Proceeds from exercise of Series E warrants	5,773	—
Proceeds from Paycheck Protection Program loan	1,610	—
Proceeds from build-to-suit obligation, net of issuance costs	—	4,550
Principal payments on financing obligations	(1,482)	(2,083)
Net cash provided by financing activities	70,385	21,717
Net increase (decrease) in cash, cash equivalents and restricted cash	37,238	(2,648)
Cash, cash equivalents and restricted cash at beginning of period	6,771	9,595
Cash, cash equivalents and restricted cash at end of period	$44,009	$6,947

Supplemental cash flow information:
Cash paid for interest	$738	$580
Cash paid for taxes	$12	$1
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$3,237	$3,571
Capitalized effective interest	$353	$410
Unpaid offering costs	$425	$107
Asset retirement obligation	$97	$—
Right-of-use assets acquired under finance lease obligations	$—	$22
The accompanying notes are an integral part of these condensed financial statements.

Zosano Pharma Corporation
Notes to Condensed Financial Statements
(unaudited)
1.    Organization and Basis of Presentation
The Company
Zosano Pharma Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using its proprietary transdermal microneedle system ("System").
The Company filed a 505(b)(2) New Drug Application (“NDA”) for Qtrypta™ (M207) (“Qtrypta”) with the U.S. Food and Drug Administration (“FDA”) on December 20, 2019, and on October 20, 2020, the Company received a Complete Response Letter (“CRL”) from FDA for the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter received by the Company in September. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in the Company’s trials and inadequate pharmacokinetic bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in the Company’s pharmacokinetic studies. The FDA recommended that the Company conduct a repeat bioequivalence study between three of the lots used during development. The NDA included data on a total of 774 subjects across 5 trials who were administered or dosed with Qtrypta. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of the Company’s contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.

The Company does not anticipate realizing product revenues until FDA approves the NDA and the Company begins commercializing Qtrypta, which events may never occur.
Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2020.
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
Liquidity and Substantial Doubt in Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of September 30, 2020, had an accumulated deficit of $324.1 million. As of September 30, 2020, the Company had $43.6 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020. This shelf registration statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million.

On August 31, 2020, the Company entered into an underwriting agreement with BTIG, LLC (“BTIG”) pursuant to which the Company issued and sold 15,937,130 shares of its common stock to BTIG at a price of $1.304 per share. The offering closed on September 3, 2020. The Company received net proceeds of approximately $20.4 million after deducting estimated expenses payable by the Company in connection with the offering. The shares were sold pursuant to the Company’s effective shelf registration statement, the base prospectus filed as part of such registration statement and the prospectus supplement dated August 31, 2020.
On June 8, 2020, the Company entered into a sales agreement with BTIG, as sales agent, to establish an at-the-market offering program (“2020 ATM”), under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the quarter ended September 30, 2020, the Company issued and sold 11,686,795 shares of its common stock at an average price of $1.09 per share under the 2020 ATM program with aggregate net proceeds of approximately $12.4 million after BTIG's commission and estimated offering expenses of approximately $360,000. During the nine months ended September 30, 2020, the Company issued and sold 13,237,026 shares of its common stock at an average price of $1.07 per share under the 2020 ATM program with aggregate net proceeds of approximately $13.5 million after BTIG's commission and estimated offering expenses of approximately $660,000. The shares were sold pursuant to the Company’s effective shelf registration statement, the base prospectus filed as part of such registration statement and the prospectus supplement dated June 8, 2020.
On May 27, 2020, the Company entered into the First Amendment to Lease Documents (the “Trinity Amendment”) with Trinity Funding 1, LLC (“Trinity”), which, among other things, extended the term of each lease schedule from a 36-month term to a 42-month term by providing for an interest-only period from May 2020 through October 2020. Principal payments recommenced on November 1, 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of equipment cost at the end of each 42-month-term.
On April 21, 2020, the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1.6 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of the Company's payroll levels. The Company applied for forgiveness of the $1.6 million loan amount and accrued interest on October 4, 2020, however, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the “March 2020 Offering”) of (i) 11,903,506 shares of the Company's common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, are immediately exercisable and will expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, after deducting the placement agent fees and other offering expenses. During the quarter ended September 30, 2020, Series E Warrants to purchase 7,194,004 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $5.8 million.
On February 14, 2020, the Company closed an underwritten offering (the “February 2020 Offering”) for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and other offering expenses. During the quarter ended September 30, 2020, Series C Warrants to purchase 10,003,038 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $6.5 million. During the nine months ended September 30, 2020, Series C Warrants to purchase 13,986,146 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $9.1 million.

On August 19, 2019, the Company entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market offering program ("2019 ATM"), under which the Company was permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the quarter ended March 31, 2020, the Company issued and sold 2,151,346 shares of its common stock at an average price of $1.30 per share under the 2019 ATM program. The aggregate net proceeds were approximately $2.7 million after BTIG's commission of $84,000 and other offering expenses. On March 4, 2020, the Company delivered notice of termination of the sales agreement to BTIG. The Company did not incur any penalties as a result of its termination of the sales agreement.
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
On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the CARES Act and determined there was no significant impact on the Company's provision for income taxes for the three and nine months ended September 30, 2020.
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
As of September 30, 2020, and December 31, 2019, the Company had restricted cash of approximately $0.5 million primarily consisting of deposits of $0.3 million to secure its building lease until the end of the lease term and a deposit of approximately $0.1 million to a utility provider.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows:

	September 30, 2020	September 30, 2019

	(unaudited; in thousands)
Cash and cash equivalents	$43,554	$6,492
Restricted cash	455	455
Total	$44,009	$6,947
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

Net Loss Per Common Share
Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock warrants, stock options and restricted stock units (“RSUs”) are considered to be potential dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all periods presented.
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	September 30, 2020	September 30, 2019

	(unaudited)
Warrants to purchase common stock	5,148,108	274,524
Options to purchase common stock	2,673,444	1,865,978
RSUs	342,317	—
Total	8,163,869	2,140,502
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-18 Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606, which (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (Topic 606), when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in Topic 808 to align with Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The Company adopted ASU 2018-18 in the third quarter of 2020. The adoption of ASU 2018-18 did not have a material impact on the Company's condensed financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new guidance simplifies the accounting for income taxes by removing certain exceptions to general principles, clarifying requirements and including amendments to improve consistent application of the guidance. The guidance specifically removes the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items, such as discontinued operations or other comprehensive income. The guidance also requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and to account for any other amounts incurred as a non-income based tax. The guidance is effective for the Company beginning January 1, 2021 using a prospective approach. Early adoption is permitted. The Company is evaluating the effect of implementation on its financial statements and disclosures.
3.    Master Services Agreement with Eversana
On August 6, 2020, the Company entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of Qtrypta in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, Eversana and the Company will cooperate to conduct activities over the term of the Eversana Agreement. The Company maintains ownership of the Qtrypta NDA as well as all legal, regulatory and manufacturing responsibilities for Qtrypta. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for Qtrypta. Eversana will receive reimbursement of certain commercialization costs pursuant to a commercialization budget estimated at approximately $250.0 million and a low double digit to mid-teen percentage of product profits when Company net sales of Qtrypta surpass certain costs incurred by the parties pursuant to the commercialization budget.
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the NDA. Upon expiration or termination of the Eversana Agreement, the Company will retain all profits from product sales consummated after expiration or termination and assume all future corresponding commercialization responsibilities. The Company may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if the Company decides to discontinue development or commercialization efforts for Qtrypta in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control of the Company. Either party may terminate the Eversana Agreement if FDA approval is not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if Qtrypta is subject to a safety recall in the United States or if Qtrypta is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement).
In addition, under the Eversana Agreement, following FDA approval of the NDA, Eversana has agreed to provide a revolving credit facility of up to $5.0 million (the “Credit Facility”) to the Company pursuant to a loan agreement to be entered into between Eversana and the Company on a subsequent date. The loan will bear interest at an annual rate equal to 10.0%, to be paid monthly, and the Company will be able to prepay any amounts borrowed under the Credit Facility at any time without penalty or premium. The Credit Facility will be secured by substantially all of the Company’s assets, subject to prior liens and security interests.
The Company is accounting for the Eversana Agreement as a collaborative arrangement. As of September 30, 2020, no material accruals, expenses, payments, or revenues were recorded by the Company in connection with the Eversana Agreement.
4.    Cash Equivalents and Investments in Marketable Securities
The following table summarizes the Company's cash equivalents and investments in marketable securities measured at fair value on a recurring basis as of September 30, 2020:

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3

	(unaudited; in thousands)
Money market funds classified as cash equivalents	$38,417	$38,417	$—	$—
The Company did not hold any cash equivalents and investments in marketable securities as of December 31, 2019.

5.    Balance Sheet Components
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	September 30, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Prepaid insurance	$289	$49
Prepaid services	144	316
Prepaid software, subscriptions and deferred implementation costs	133	61
Deferred offering costs	48	65
Other	1	6
Total	$615	$497
The following table summarizes the Company’s property and equipment for each of the periods presented:

	September 30, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$24,212	$16,932
Manufacturing equipment	14,532	12,173
Laboratory and office equipment	1,617	1,585
Right-of-use laboratory and office equipment	25	25
Computer equipment and software	138	138
Right-of-use computer equipment and software	29	29
Construction-in-progress	17,885	20,602
Property and equipment at cost	58,438	51,484
Less: accumulated depreciation property and equipment	(27,778)	(26,821)
Less: accumulated amortization right-of-use assets	(39)	(27)
Total	$30,621	$24,636
As of September 30, 2020, construction-in-progress included $14.3 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system, of which capitalized construction period interest was $2.2 million (See Note 7. Debt Financing).
The following table summarizes the Company's depreciation and amortization expense for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited; in thousands)		(unaudited; in thousands)
Depreciation and amortization expense	$476	$157	$993	$518
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	September 30, 2020	December 31, 2019
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$2,962	$3,422
Professional service fees	239	206
Pre-clinical and clinical studies	16	43
Contract manufacturing	13	250
Accrued taxes	—	27
Other	164	224
Total	$3,394	$4,172

6.    Leases
Operating Leases
The Company has a non-cancelable operating lease for office, research and development, and manufacturing facilities in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 60 months subject to certain terms and conditions. The operating lease right-of-use asset and associated lease liability do not consider the option to extend the term after August 31, 2024, as the Company is not reasonably certain of exercising the extension option. The Company entered into a three year, non-cancelable lease for telephone equipment in January 2018. Per the terms of the agreements, the Company does not have any residual value guarantees, restrictions or covenants. In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The Company estimates its incremental borrowing rate based on qualitative factors including company specific credit offers, lease term, general economics and the interest rate environment. The Company accounts for lease and non-lease components separately. The building lease includes non-lease components (i.e. common area maintenance) which are charged and paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but reflected in operating expense in the period incurred.
As of September 30, 2020, the Company had operating leases for manufacturing space at two of its contract manufacturing organizations ("CMOs"). The operating leases are embedded in agreements with these CMOs that include lease and non-lease components. The Company accounts for lease and non-lease components separately and determined the lease and non-lease components of the agreements based upon estimates of relative standalone prices and a residual estimation approach for components that are highly variable or uncertain and where standalone prices were not readily available or estimable. These agreements have initial terms and options to extend that are dependent upon FDA approval of the Company's NDA for Qtrypta. Both agreements have cancellation clauses if the FDA does not approve the NDA for Qtrypta. As the Company does not currently have an intention to cancel the agreements prior to an FDA approval decision, the Company has recorded right-of-use assets and lease liabilities at the present value of the amount in each CMO agreement that was identified as an embedded operating lease. The lease term does not extend past the estimated date of an FDA approval decision, as it is not reasonably certain that the Company would not exercise the cancellation options in the event that Qtrypta was not approved. Per the terms of the agreements, the Company does not have any residual value guarantees, restrictions or covenants. In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The Company estimates its incremental borrowing rate based on qualitative factors including company specific credit offers, lease term, general economics and the interest rate environment. Prior to September 30, 2020, any embedded leases within these agreements were not considered long-term and were not separately disclosed as lease commitments, but included as commitments to CMOs in the commitments and contingencies footnote of the financial statements. The establishment of the embedded leases resulted in $153,000 of right-of-use assets and associated lease liabilities and was reflected as a non-cash operating activity in the statement of cash flows as of September 30, 2020.
Finance Leases
The Company leases certain equipment under non-cancelable agreements which expire between 2021 and 2022.
The following table summarizes the components of lease costs for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited; in thousands)		(unaudited; in thousands)
Operating lease costs	$422	$422	$1,266	$1,250
Finance lease costs:
Amortization of finance lease right-of-use assets	4	4	12	23
Interest on finance lease obligations	2	3	6	15
Total	$428	$429	$1,284	$1,288

The following table summarizes cash payments for leases for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019

	(unaudited; in thousands)
Operating cash flows from operating leases - cash paid for operating leases	$1,388	$1,332
Operating cash flows from finance leases - cash paid for interest	$6	$9
Financing cash flows from finance leases - cash paid for principal	$12	$10
The following table summarizes the lease terms and discount rates for the Company's leases as of September 30, 2020:

	Operating leases	Finance leases

	(unaudited)
Weighted-average remaining lease term (in years)	3.96	1.22
Weighted average discount rate	11%	26%
The following table summarizes the maturities of the Company's lease liabilities for each year ending December 31, as of September 30, 2020:

	Operating leases	Finance leases

	(unaudited; in thousands)
Remainder of 2020	$490	$7
2021	1,981	14
2022	2,045	3
2023	2,017	—
2024	1,372	—
Total undiscounted cash flows	7,905	24
Less: amount representing interest	(1,515)	(4)
Present value of lease liabilities	$6,390	$20

Current portion	$1,332	$14
Long-term portion	5,058	6
Total	$6,390	$20
7.    Debt Financing
Build-to-Suit Obligation with Trinity
In September 2018, the Company entered into a build-to-suit arrangement with Trinity Capital Fund III, L.P. (the “Agreement”) in order to obtain financing for the third-party construction of the Company's commercial coating and primary packaging system (the “Equipment”). Under the Agreement, Trinity (as successor in interest to Trinity Capital Fund III, L.P.) made available to the Company $14.0 million for equipment costs and associated soft costs (“Total Cost”), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. Under the Agreement, each individual drawdown represents a separate financing arrangement with its own term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets. On May 27, 2020, the Company entered into the Trinity Amendment.

The Trinity Amendment, among other things, extended each individual drawdown term from 36 months to 42 months by providing for an interest-only period from May 2020 through October 2020. Principal payments recommenced November 1, 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of the Total Cost, which is equal to the drawdown amount (“Purchase Option Fee”), which the Company intends to exercise at the end of each 42-month-term. The transfer of title from Trinity to the Company will occur at the end of the final 42-month-term, provided that the purchase option was executed, and the Purchase Option Fee was paid in full at the end of each 42-month-term. The security interest will terminate on the earlier to occur of (i) the date that falls six (6) months after the delivery and installation of the Equipment or (ii) payment in full of all amounts owed. The Company accounted for the Trinity Amendment as a debt modification under ASC 470-50, as the amended terms were not substantially different from the terms of the Agreement.
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of September 30, 2020, the Company had an aggregate commercial coating and primary packaging system construction-in-progress balance of $14.3 million that included $2.2 million of interest related to its build-to-suit obligation.
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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of September 30, 2020.
The following table summarizes the debt obligations as of September 30, 2020 including the amended effective interest rate and maturity dates pursuant to the terms of the Trinity Amendment:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Monthly Payment (interest only period)	Stated Interest Rate	Amended Effective Interest Rate	Maturity Date

		(unaudited; in thousands)
09/25/18	$5,000	$2,378	$600	$(28)	$(170)	$160	$20	9.43%	24.38%	04/01/22
12/11/18	2,800	1,566	336	(22)	(73)	90	13	9.68%	18.25%	07/01/22
06/06/19	2,300	1,654	276	(31)	(100)	74	14	9.93%	18.08%	01/01/23
09/13/19	2,300	1,831	276	(38)	(126)	74	16	9.93%	18.04%	04/01/23
11/27/19	1,600	1,354	192	(31)	(104)	52	12	9.93%	18.16%	06/01/23
Total	$14,000	$8,783	$1,680	$(150)	$(573)	$450	$75

The following table summarizes the Company's build-to-suit obligation as of September 30, 2020 (unaudited; in thousands):

Build-to-suit obligation principal amount	$8,783
Build-to-suit obligation Purchase Option Fees at present value	1,530
Less: unamortized Purchase Option Fees	(441)
unamortized fair value of free-standing warrants	(46)
unamortized debt discount	(81)
unamortized debt issuance costs	(5)
Build-to-suit obligation, net of debt issuance costs and discount	$9,740

Build-to-suit obligation, current portion	$4,293
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	5,447
Build-to-suit obligation, net of debt issuance costs and discount	$9,740
The following table summarizes the future minimum payments on the Company’s build-to-suit obligation for each year ending December 31, including payment of principal, interest and Purchase Option Fees as of September 30, 2020:

	Principal	Interest	Purchase Option Fee

	(unaudited; in thousands)
Remainder of 2020	$753	$222	$—
2021	4,779	618	—
2022	2,979	189	936
2023	272	8	744
Total	$8,783	$1,037	$1,680
The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited; in thousands)		(unaudited; in thousands)
Build-to-suit obligation, cash interest expense	$225	$210	$705	$556
Build-to-suit obligation, effective interest expense	147	159	560	545
Less: build-to-suit obligation, interest capitalized	(217)	(109)	(746)	(841)
Build-to-suit obligation interest expense	$155	$260	$519	$260

PPP Loan
On April 21, 2020, the Company executed a PPP Note evidencing a PPP Loan in the amount of $1.6 million. The PPP was established under the CARES Act and is administered by the Small Business Association ("SBA"). The Loan was made through Silicon Valley Bank (the “Lender”).
The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of the Company's payroll levels. The Company applied for forgiveness of the entire $1.6 million loan amount and accrued interest on October 4, 2020, utilizing the 24-week covered period allowed by the SBA. The Company submitted its forgiveness application utilizing eligible expenses incurred during a 19-week period from April 22, 2020 through September 1, 2020. The lender reviewed the application and submitted it to the SBA on October 7, 2020 from which time, the SBA has 90 days to review and make a decision on the forgiveness of the loan. No assurance is provided that forgiveness for any portion of the PPP Loan or accrued interest will be obtained.
The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payments to either (1) the date that the SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The Lender has modified the Company’s first payment from November 21, 2020 to September 21, 2021 and if the loan is fully forgiven, the Company is not responsible for any payments. If only a portion of the loan is forgiven, or if the forgiveness application is denied, any remaining balance due on the loan must be repaid by the Company on or before April 21, 2022, the maturity date of the loan. Interest accrues during the time between the disbursement of the loan and SBA remittance of the forgiveness amount. The Company is responsible for paying the accrued interest on any amount of the loan that is not forgiven.
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
8.    Commitments and Contingencies
Equipment Purchase Commitments
The Company has a remaining commitment of $4.0 million, of which $2.8 million was recorded as a current liability as of September 30, 2020, with an equipment manufacturer for the construction and purchase of a commercial coating and primary packaging system for the production of its product candidate, Qtrypta. The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid within the next 9 months.
Contract Manufacturing Organizations
The Company has a technology transfer agreement and a manufacturing and supply agreement with a CMO to provide services related to the manufacture and commercialization of Qtrypta. During the term of the agreement, the CMO will provide services related to processing, packaging, labeling and storing Qtrypta, in addition to other services such as stability testing, quality control and assurance, and waste disposal.
The agreements call for annual fees of $2.0 million in 2020 escalating to $14.0 million in 2024, to be paid in equal monthly installments. Beginning in 2020, the annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the manufacturing and supply agreement continues until the seventh anniversary of the date on which the Company receives New Drug Application approval of Qtrypta in the United States. As of September 30, 2020, the Company had recorded a right-of-use asset and associated lease liabilities at the present value of the amount of the manufacturing and supply agreement identified as an embedded operating lease (See Note 6. Leases).
The Company may terminate the agreements upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances. The Company may also elect to terminate the contracts for convenience, which would result in cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated, and costs to remove the Company's equipment and restore the CMO's facility. The Company or the CMO may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.

The Company has non-cancelable commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $3.9 million, of which $0.5 million was a current liability on the balance sheet as of September 30, 2020.
On July 31, 2020, the Company entered into an amendment to a Business Understanding Agreement dated September 13, 2018 with a CMO (the “Amended Agreement”). Pursuant to the Amended Agreement, this CMO agreed to provide services related to the manufacture and assembly of a component (the “Product”) of Qtrypta. Under the Amended Agreement, the parties expressed their mutual intent to enter into a commercial supply agreement (“Supply Agreement”) addressing certain of the terms set forth in the Amended Agreement. The Amended Agreement provides that if the Company does not enter into a Supply Agreement with this CMO or ceases to purchase the Product from this CMO prior to reaching a minimum commitment level, then the Company would be required to pay the CMO up to $2.5 million; however, no such payment will be required in the event of this CMO’s material breach. The Company may be required to pay an additional payment of up to $4.6 million if the Company ceases to purchase the Product from this CMO and a Supply Agreement is not entered into, except that no such payment will be required in the event of this CMO’s material breach or if the FDA does not approve Qtrypta. As of September 30, 2020, the Company had recorded a right-of-use asset and associated lease liabilities at the present value of the amount of the agreement identified as an embedded operating lease (See Note 6. Leases).
The Company has a manufacturing and supply agreement through September 2023 with a supplier for a component part that includes an inactivity fee of up to $85,000 annually.
Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2020.
Legal Proceedings
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against the Company and certain of its current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired the Company’s securities between February 13, 2017 and September 30, 2020. The complaints allege that the Company and certain of its current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about the Company’s business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. The Company believes the cases are without merit and it intends to vigorously defend itself against the claims. Given the uncertainty of litigation and the preliminary stage of the cases, the Company cannot predict the outcome of or estimate the possible loss or range of loss that may result from these actions.

The Company, from time to time, may be involved in other lawsuits and legal proceedings, which arise, in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. To the extent that there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made.

9.    Common Stock Warrants
The following table summarizes the Company’s common stock warrants issued and outstanding as of the periods presented:

	Warrants Outstanding as of December 31, 2019	Issued	Exercised	Expired	Warrants Outstanding as of September 30, 2020	Exercise Price	Expiration Date

		(unaudited)
Series E - March 2020	—	11,903,506	(7,194,004)	—	4,709,502	$0.8025	03/06/25
Series D - February 2020	—	2,161,539	(2,161,539)	—	—
Series C - February 2020	—	14,153,846	(13,986,146)	—	167,700	$0.65	02/14/25
Trinity - September 2018	75,000	—	—	—	75,000	$3.5928	09/25/25
Series B - August 2016	195,906	—	—	—	195,906	$31.00	08/19/21
Amendment to Hercules Term Loan - June 2015	2,035	—	—	(2,035)	—
Hercules Term Loan - June 2014	1,583	—	—	(1,583)	—
Total	274,524	28,218,891	(23,341,689)	(3,618)	5,148,108
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
10.    Stock-Based Compensation
During the second quarter of 2020, the Company granted RSUs to its employees and Board of Directors. Upon vesting, each RSU converts into one share of the Company’s common stock. The value of an RSU award is based on the Company’s closing stock price on the date of grant. The RSUs granted to employees vest annually over four years and are subject to the employee’s continuing service to the Company. The RSUs granted to members of the Board of Directors vest fully after one year and are subject to the director's continuing service to the Company. Stock-based compensation expense is recognized straight-line over the vesting term.
The following table summarizes activity under the Amended and Restated 2014 Equity and Incentive Plan (“2014 Plan”), the 2012 Stock Incentive Plan (“2012 Plan”) and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the nine months ended September 30, 2020 (unaudited):

	Number of Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Number of RSUs outstanding	Weighted-Average grant date fair value
Outstanding at January 1, 2020	2,260,307	$4.29	—	$—
Granted	775,625	$0.99	343,442	$0.84
Canceled/forfeited/expired	(362,488)	$3.81	(1,125)	$0.84
Outstanding at September 30, 2020	2,673,444	$3.40	342,317	$0.84
On January 1, 2020, the shares of common stock authorized for issuance under the 2014 Plan were increased by 822,612 shares pursuant to the automatic annual increase provisions of the 2014 Plan. As of September 30, 2020, 28,182 shares of common stock were available for issuance under the 2014 Plan.

The following table summarizes the Company's stock compensation expense for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited; in thousands)		(unaudited; in thousands)
Research and development	$177	$206	$507	$549
General and administrative	262	217	657	621
Total	$439	$423	$1,164	$1,170

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and the financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”), on March 13, 2020. This discussion contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties. We use words such as “may,” “continue,” “goal,” “would,” “could,” “might,” “project,” “anticipate,” “intend,” “forecast,” “designated,” “approximate,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” or negatives of these words and similar expressions and references to future periods to identify forward-looking statements. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. As a result of many factors, such as those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
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
We filed a 505(b)(2) New Drug Application (“NDA”) for Qtrypta with the U.S. Food and Drug Administration (“FDA”) on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from FDA for the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received in September. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials and inadequate pharmacokinetic bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our pharmacokinetic studies. The FDA recommended that we conduct a repeat bioequivalence study between three of the lots used during development. The NDA included data on a total of 774 subjects across 5 trials who were administered or dosed with Qtrypta. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing facilities were not able to be conducted but would be required before the application may be approved. We plan to request a Type A meeting with the FDA to discuss strategies to address the FDA’s comments.

We do not anticipate realizing product revenues until FDA approves the NDA and we begin commercializing Qtrypta, which events may never occur.
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
On August 6, 2020, we entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of Qtrypta in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, we will cooperate with Eversana to conduct activities over the term of the Eversana Agreement. We maintain ownership of the Qtrypta NDA as well as all legal, regulatory and manufacturing responsibilities for Qtrypta. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for Qtrypta. Eversana will receive reimbursement of certain commercialization costs pursuant to a commercialization budget estimated at approximately $250.0 million and a low double digit to mid-teen percentage of product profits when our net sales for Qtrypta surpass certain costs incurred by the parties pursuant to the commercialization budget.
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the NDA. Upon expiration or termination of the Eversana Agreement, we will retain all profits from product sales consummated after expiration or termination and assume all future corresponding commercialization responsibilities. We may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if we decide to discontinue development or commercialization efforts for Qtrypta in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control. Either party may terminate the Eversana Agreement if FDA approval is not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if Qtrypta is subject to a safety recall in the United States or if Qtrypta is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement).
We currently have no internal sales, marketing or distribution capabilities and we plan to rely on Eversana and other third parties for the commercialization of Qtrypta, if approved.
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

* For sustained endpoints, data from all time points 2-24 (48) hours had to be present
Similar to the pivotal study, the most common adverse events observed in the LTSS were redness and swelling at the application site, of which more than 95% were classified as mild. 80% of these site reactions were generally resolved within 48 hours. Subjects treated with Qtrypta reported less triptan-like neurological side effects than are typically found with the class, with less than 2% of subjects in the LTSS reporting effects such as dizziness and paresthesia.
In October 2019, we announced that we had begun enrolling subjects in our Acute Treatment of Cluster Headache placebo- controlled Phase 2/3 clinical trial, which will evaluate the efficacy of C213 for the acute treatment of cluster headache. Like Qtrypta for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our System. Due to the novel coronavirus (“COVID-19”) pandemic, new enrollment into the clinical trial was temporarily suspended between March 2020 to June 2020. Subject enrollment resumed in July 2020, however, at a rate slower than originally anticipated. In November 2020, we decided to end enrollment of new subjects into the clinical trial as of December 31, 2020 to conserve resources. We plan to continue to evaluate subjects enrolled prior to December 31, 2020.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.
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

Financial Operations Overview
General
As of September 30, 2020, we had an accumulated deficit of approximately $324.1 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
We expect our costs for research and development and pre-commercialization expenses related to our Qtrypta product candidate to increase as we continue to advance this program towards regulatory approval and, if approved, commercialization. Because of the numerous risks and uncertainties associated with our technology and drug development, we cannot forecast with any degree of certainty the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability.
We will require additional capital to undertake our research and development activities, planned pre-commercialization activities and to meet our operating requirements during the twelve months from the filing of this Quarterly Report on Form 10-Q. We intend to obtain additional capital resources through equity offerings, debt financings, license or collaboration agreements, or through any combination of such sources of capital. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our Qtrypta development program, out-license intellectual property rights to our transdermal delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.

Impact of COVID-19
In March 2020, the COVID-19 pandemic resulted in authorities implementing numerous measures to contain the virus, including shelter-in-place orders, travel restrictions and quarantines. There is significant uncertainty regarding the extent and duration of the impact that the COVID-19 pandemic will have on our business. We are closely monitoring the impact of the COVID-19 pandemic on our business, and while we are unable to predict the full impact that the COVID-19 pandemic will have on our results of operations, liquidity and cash flows due to numerous uncertainties, our compliance with these measures has impacted our operations. The full extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition cannot be predicted at this time and the impact of the COVID-19 pandemic may persist for an extended period of time or become more pronounced.
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
For the three and nine months ended September 30, 2020, our research and development efforts and resources focused primarily on advancing the development of Qtrypta. We expect our manufacturing-related research and development expenses to continue to increase as a result of our Qtrypta pre-commercialization efforts. We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our other product candidates. We cannot forecast with any degree of certainty if Qtrypta or any of our other product candidates, if any, will be subject to future collaborations or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
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
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services, and other general operating expenses not otherwise included in research and development. As a public company, we expect to invest significant resources to comply with evolving laws, regulations and standards, including the implementation of effective internal controls over financial reporting and compliance with the Sarbanes-Oxley Act. We expect that our general and administrative expenses will increase as we move towards commercialization of our product candidate, Qtrypta, if approved.
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

Results of Operations
Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Change
	2020	2019	Amount	%

	(unaudited; in thousands)
Research and development	$5,824	$6,486	$(662)	(10)%
General and administrative	$2,704	$3,071	$(367)	(12)%

Other income (expense):
Interest income	$2	$41	$(39)	(95)%
Interest expense	$(165)	$(281)	$116	(41)%
Other income (expense), net	$4	$(66)	$70	(106)%
Research and development expenses
Research and development expenses decreased approximately $0.7 million, or 10%, for the three months ended September 30, 2020, as compared to the same period in 2019. The $0.7 million decrease was primarily attributable to lower clinical trial costs of $0.8 million mainly due to the completion of the LTSS, a decrease of $0.2 million in compensation costs due to lower headcount and a $0.3 million decrease in travel and general business expenses due to COVID-19. These decreases were partially offset by an increase of $0.3 million associated with the scale up and technology transfer to our contract manufacturers and an increase in depreciation expense of $0.3 million related to assets placed into service at our contract manufacturers.
General and administrative expenses
General and administrative expenses decreased approximately $0.4 million or 12% for the three months ended September 30, 2020, as compared to the same period in 2019. The $0.4 million decrease was primarily attributable to a $0.4 million decrease in professional services costs related to strategic and pre-commercial activities and a $0.2 million decrease in compensation costs related to lower headcount. These decreases were partially offset by a $0.2 million increase in legal and professional services costs related to corporate and intellectual property matters and audit fees.
Other income and expense
The decrease in interest income was primarily attributable to lower interest rates in 2020, as compared to the same period in in 2019.
Interest expense decreased approximately $0.1 million, or 41%, for the three months ended September 30, 2020, as compared to the same period in 2019. The decrease was primarily attributable to lower interest expense on the Trinity financing arrangement.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%

	(unaudited; in thousands)
Research and development	$16,270	$19,742	$(3,472)	(18)%
General and administrative	$8,552	$8,709	$(157)	(2)%

Other income (expense):
Interest income	$17	$203	$(186)	(92)%
Interest expense	$(561)	$(357)	$(204)	57%
Other income (expense), net	$95	$(44)	$139	(316)%
Research and development expenses
Research and development expenses decreased approximately $3.5 million, or 18%, for the nine months ended September 30, 2020, as compared to the same period in 2019. The $3.5 million decrease was primarily attributable to lower clinical trial costs of $3.0 million mainly due to the completion of the LTSS, a decrease of $0.7 million in compensation costs due to lower headcount and a $0.3 million decrease in travel and general business expenses due to COVID-19. These decreases were partially offset by an increase in depreciation expense of $0.5 million related to assets placed into service at our contract manufacturers.
General and administrative expenses
General and administrative expenses decreased by $0.2 million, or 2%, for the nine months ended September 30, 2020, as compared to the same period in 2019. The $0.2 million decrease was primarily attributable to a decrease of $0.4 million in compensation costs due to lower headcount and a $0.3 million decrease in professional service costs related to strategic and pre-commercial activities and a $0.1 million decrease in travel and entertainment expenses due to reduced travel resulting from COVID-19. These decreases were partially offset by an approximately $0.6 million increase in legal and professional services costs related to corporate and intellectual property matters and audit fees.
Other income and expense
Interest income decreased approximately $0.2 million, or 92%, for the nine months ended September 30, 2020, as compared to the same period in 2019. The $0.2 million decrease was primarily attributable to lower interest rates and investments in marketable securities for the nine months ended September 30, 2020 as compared to the same period in 2019.
Interest expense increased approximately $0.2 million, or 57%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase was primarily attributable to higher interest expense on the Trinity financing arrangement resulting from a higher liability balance for the nine months ended September 30, 2020 as compared to the same period in 2019.
Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the ‘‘CARES Act’’) was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We analyzed the provisions of the CARES Act and determined there was no significant impact on our provision for income taxes for the three and nine months ended September 30, 2020.

Liquidity and Capital Resources
As of September 30, 2020, we had an accumulated deficit of $324.1 million and $25.4 million of negative cash flows from operating activities for the nine months ended September 30, 2020. As of September 30, 2020, we had approximately $43.6 million in cash and cash equivalents. Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q, and we will need to obtain additional capital resources through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
We filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020. This shelf registration statement provides us with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million.
On August 31, 2020, we entered into an underwriting agreement with BTIG, LLC (“BTIG”) pursuant to which we issued and sold 15,937,130 shares of our common stock to BTIG at a price of $1.304 per share. The offering closed on September 3, 2020. We received net proceeds of approximately $20.4 million after deducting estimated expenses payable by us in connection with the offering. The shares were sold pursuant to our effective shelf registration statement, the base prospectus filed as part of such registration statement and the prospectus supplement dated August 31, 2020.
On June 8, 2020, we entered into a sales agreement with BTIG, as sales agent, to establish an at-the-market offering program (“2020 ATM”), under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. We are required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the quarter ended September 30, 2020, we issued and sold 11,686,795 shares of our common stock at an average price of $1.09 per share under the 2020 ATM program with aggregate net proceeds of approximately $12.4 million after BTIG's commission and estimated offering expenses of approximately $360,000. During the nine months ended September 30, 2020, we issued and sold 13,237,026 shares of our common stock at an average price of $1.07 per share under the 2020 ATM program with aggregate net proceeds of approximately $13.5 million after BTIG's commission and estimated offering expenses of approximately $660,000. The shares were sold pursuant to our effective shelf registration statement, the base prospectus filed as part of such registration statement and the prospectus supplement dated June 8, 2020.
On May 27, 2020, we entered into the First Amendment to Lease Documents (the “Trinity Amendment”) with Trinity Funding 1, LLC (“Trinity”), which, among other things, extended the term of each lease schedule from a 36-month term to a 42-month term by providing for an interest-only period from May 2020 through October 2020. Principal payments recommenced November 1, 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of equipment cost at the end of each 42-month-term.
On April 21, 2020, we executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1.6 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the CARES Act and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of our payroll levels. We applied for forgiveness of the $1.6 million loan amount and accrued interest on October 4, 2020, however, no assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part.
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering of (i) 11,903,506 shares of our common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, are immediately exercisable and will expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million after deducting the placement agent fees and other offering expenses. During the quarter ended September 30, 2020, Series E Warrants to purchase 7,194,004 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $5.8 million.

On February 14, 2020, we closed an underwritten offering for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, are immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the additional shares and Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and offering expenses. During the quarter ended September 30, 2020, Series C Warrants to purchase 10,003,038 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $6.5 million. During the nine months ended September 30, 2020, Series C Warrants to purchase 13,986,146 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $9.1 million.
On August 19, 2019, we entered into a sales agreement with BTIG, LLC, as sales agent (“BTIG”), to establish an at-the-market offering program ("2019 ATM"), under which we were permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the quarter ended March 31, 2020, we issued and sold 2,151,346 shares of our common stock at an average price of $1.30 per share under the 2019 ATM program. The aggregate net proceeds were approximately $2.7 million after BTIG's commission of $84,000 and other offering expenses. On March 4, 2020, we delivered notice of termination of the sales agreement to BTIG. We did not incur any penalties as a result of its termination of the sales agreement.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019

	(unaudited; in thousands)
Net cash provided by (used in):
Operating activities	$(25,436)	$(27,350)
Investing activities	(7,711)	2,985
Financing activities	70,385	21,717
Net increase (decrease) in cash and cash equivalents and restricted cash	$37,238	$(2,648)
Operating Activities
Net cash used in operating activities was approximately $25.4 million and $27.4 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used during the first nine months of 2020 and 2019 was primarily used for technology transfer and development costs in conjunction with services performed by our contract manufacturers, clinical trial costs and other research and development and administrative expenses incurred in the course of our continuing operations.
Investing Activities
Net cash used in investing activities was approximately $7.7 million for the nine months ended September 30, 2020 and net cash provided by investing activities was approximately $3.0 million for the nine months ended September 30, 2019. Net cash used in investing activities during the first nine months of 2020 was the result of property and equipment purchases to support our pre-commercialization activities. Net cash provided by investing activities during the first nine months of 2019 was primarily the result of $13.9 million of net proceeds from maturities of marketable securities, offset by $10.9 million of property and equipment purchases to support our pre-commercialization activities.
Financing Activities:
Net cash provided by financing activities was approximately $70.4 million for the nine months ended September 30, 2020 and net cash provided by financing activities was approximately $21.7 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the first nine months of 2020 was primarily due to $29.0 million of net proceeds from public underwritten offerings, $16.3 million of net proceeds from ATM offerings, $14.9 million from the exercise of warrants, $10.1 million of net proceeds from a registered direct offering, and $1.6 million of proceeds from a PPP loan offset by $1.5 million in principal payments on our build-to-suit obligation with Trinity. Net cash provided by financing activities for the first nine months of 2019 was primarily due to $18.3 million of net proceeds from a registered public offering, $0.9 million of net proceeds from ATM offerings and $4.6 million of net proceeds from Trinity, offset by $2.1 million in principal payments on our build-to-suit obligation with Trinity.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of September 30, 2020:

	Payments due by period
	Total	Less than one year	1 - 3 years	3 - 5 years	More than 5 years

	(unaudited; in thousands)
Operating lease obligations (1)	$7,905	$1,968	$4,051	$1,886	$—
Finance lease obligations	24	17	7	—	—
Build-to-suit obligations (2)	11,500	5,022	6,478	—	—
Paycheck Protection Program loan obligation (3)	1,617	201	1,416	—	—
Equipment purchase commitments (4)	3,989	3,989	—	—	—
Contract manufacturing commitments (5)	4,134	2,050	2,084	—	—
Total	$29,169	$13,247	$14,036	$1,886	$—

(1) Operating leases
Our operating lease obligations primarily consist of a lease with BMR-34790 Ardentech Court LP, an affiliate of BMR Holdings, for our office, research and development, and manufacturing facilities in Fremont, California. In addition to the minimum rental commitments, our leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. See Note 6. Leases of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
(2) Build-to-suit obligation
The build-to-suit obligation consists of principal and interest payments and purchase option fees related to our build-to-suit obligation with Trinity. See Note 7. Debt Financing of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
(3) Paycheck Protection Program loan obligation
The Paycheck Protection Program loan obligation consists of principal and interest payments under the PPP Note. See Note 7. Debt Financing of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
(4) Equipment purchase commitments
Equipment purchase commitments primarily relate to a purchase commitment with a manufacturer to build a commercial coating and primary packaging system for the production of our product candidate, Qtrypta™ (M207). The terms of the purchase commitment is generally contingent upon performance of certain milestones. See Note 8. Commitments and Contingencies of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
(5) Contract manufacturing commitments
Our contract manufacturing commitments consist of non-cancelable commitments with our contract manufacturing organizations primarily for the construction of dedicated manufacturing space and technology transfer fees. In addition to the non-cancelable commitments we have potential commitments with our contract manufacturers as detailed below.
We have a manufacturing and supply agreement with a CMO to provide services related to the manufacture and commercialization of Qtrypta. The agreement calls for annual fees of $2.0 million in 2020 escalating to $14.0 million in 2024, to be paid in equal monthly installments. The initial term of the manufacturing and supply agreement continues until the seventh anniversary of the date on which we receive New Drug Application approval of Qtrypta in the United States. We may terminate the agreement upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances. We may also elect to terminate the contract for convenience, which would result in cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated, and costs to remove the our equipment and restore the CMO's facility. We or the CMO may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.

On July 31, 2020, we entered into an amendment to a Business Understanding Agreement dated September 13, 2018 with a CMO (the “Amended Agreement”). Pursuant to the Amended Agreement, this CMO agreed to provide services related to the manufacture and assembly of a component (the “Product”) of Qtrypta. Under the Amended Agreement, the parties expressed their mutual intent to enter into a commercial supply agreement (“Supply Agreement”) addressing certain of the terms set forth in the Amended Agreement. The Amended Agreement provides that if we do not enter into a Supply Agreement with this CMO or cease to purchase the Product from this CMO prior to reaching a minimum commitment level, then we would be required to pay the CMO up to $2.5 million; however, no such payment will be required in the event of this CMO’s material breach. We may be required to pay an additional payment of up to $4.6 million if we cease to purchase the Product from this CMO and a Supply Agreement is not entered into, except that no such payment will be required in the event of this CMO’s material breach or if the U.S. Food and Drug Administration does not approve Qtrypta.
See Note 8. Commitments and Contingencies of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q for additional information.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. We may invest in marketable securities that have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $43.6 million as of September 30, 2020, which consisted of bank deposits and money market funds. We had no investments in marketable securities at fair value as of September 30, 2020. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020. The complaints allege that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. We believe the cases are without merit and we intend to vigorously defend against the claims.

From time to time, we may be involved in other lawsuits and legal proceedings, which arise, in the ordinary course of business. Lawsuits and legal proceedings are subject to inherent uncertainties and an adverse result in any lawsuit or legal proceeding may materially adversely affect our business, financial condition and results of operations. In addition, even if not meritorious, these matters could result in the expenditure of significant financial resources and diversion of management efforts.
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
Below is a summary of some of the principal risks we face.
•We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
•We have a history of operating losses. We expect to continue to incur losses over the next several years and may never become profitable.
•We have generated only limited revenues and will need additional capital to develop and commercialize our product candidates, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or lead product candidates.
•Our build-to-suit arrangement with Trinity Funding 1, LLC (“Trinity”), the successor to Trinity Capital Fund III, L.P., imposes restrictions on our business, and if we default on our obligations, Trinity would have a right to request payment in full of the build-to-suit obligation.
•We have limited operating history and capabilities.
•The development and commercialization of our product candidates are subject to many risks. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
•The long-term safety study (“LTSS”) for Qtrypta is an important step in the development of Qtrypta. If the results from the study do not establish the safety of Qtrypta to the United States Food and Drug Administration’s (“FDA”) satisfaction, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
•If the FDA does not conclude that our product candidates satisfy the requirements for the 505(b)(2) regulatory approval pathway, or if the requirements for approval of our product candidates under Section 505(b)(2) are not as we expect, the approval pathway for our product candidates will likely take significantly longer, cost significantly more and encounter significantly greater complications and risks than anticipated, and in any case may not be successful.
•Clinical trials are very expensive, time-consuming and difficult to design and implement.
•The COVID-19 pandemic could adversely impact our business, including our clinical trials.

•The results of our clinical trials may not support the intended use of Qtrypta or any other product candidates we may develop.
•We use customized equipment to coat and package our transdermal microneedle system; any production or equipment performance failures could negatively impact the clinical trials of our product candidates that we may develop or sales of our product candidate(s), if approved.
•We have no experience selling, marketing or distributing approved product candidates and have no internal capabilities to do so, and will rely on Eversana and other third parties for the commercialization of Qtrypta, and we and they may not be able to effectively market, sell and distribute Qtrypta, if approved.
•We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to comply with applicable regulatory requirements or to meet deadlines for the completion of such trials.
•If we fail to comply with our obligations to our licensor in our intellectual property license, we could lose license rights that are important to our business.
•Our failure to obtain and maintain patent protection for our technology and our product candidates could permit our competitors to develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be adversely affected.
•If we are unable to maintain listing of our securities on the Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our stockholders to sell their securities.
•The trading price of our common stock has been volatile with substantial price fluctuations on heavy volume, which could result in substantial losses for purchasers of our common stock and existing stockholders.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of September 30, 2020, we had an accumulated deficit of $324.1 million and approximately $43.6 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
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
Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2020, we incurred a net loss of $25.3 million. As of September 30, 2020, we had an accumulated deficit of $324.1 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, Qtrypta, or any other product candidates that we develop. These expenditures will be incurred for manufacturing, development, clinical trials, regulatory compliance and infrastructure. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.

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
•the resources we devote to marketing, and if approved, commercializing our product candidates, including expenses we are obligated to incur under our commercialization agreement with Eversana for Qtrypta, if approved; and
•the costs associated with being a public company.
Our build-to-suit arrangement with Trinity imposes restrictions on our business, and if we default on our obligations, Trinity would have a right to request payment in full of the build-to-suit obligation.
We agreed to covenants in connection with the Trinity build-to-suit arrangement that may limit our ability to take some actions without the consent of Trinity, as applicable. In particular, without Trinity’s consent under the terms of the build-to-suit arrangement, we are restricted in our ability to:
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
On April 21, 2020, we entered into a note (the “PPP Note”) with Silicon Valley Bank pursuant to the Paycheck Protection Program (“PPP”), which provides for a loan in the amount of $1.6 million (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (“SBA”). The PPP Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which are subject to revisions and changes by Congress, the Treasury Department and SBA. The term of the PPP Loan is two years. The annual interest rate on the PPP Loan is 1.0% and principal and interest payments are deferred until September 21, 2020. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of our payroll levels. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. If forgiveness is not granted, the PPP Loan, in whole or in part, will need to be repaid by us, which could have an adverse effect on our future cash flows and financial condition. Additionally, the Treasury Department and SBA continue to develop and issue new and updated regulations and guidance regarding the PPP loan process, including regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. We continue to track the regulations and guidance as they are released and assess and re-assess various aspects of its application as necessary. However, given the potential for additional legislation, regulation or guidance, and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the PPP Loan will be forgivable in whole or in part. Finally, we may be subject to CARES Act-specific lookbacks and audits conducted by the Treasury, SBA or other federal agencies, including oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.
RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES
The development and commercialization of our product candidates are subject to many risks. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
To date, we have devoted all of our research, development and clinical efforts and financial resources toward the development of Qtrypta, our proprietary formulation of zolmitriptan for the acute treatment of migraine headaches. In December 2019, we submitted a 505(b)(2) New Drug Application (“NDA”) to the FDA seeking approval for Qtrypta. On September 29, 2020, we received a Discipline Review Letter (“DRL”) from the FDA in response to the application. The DRL described two concerns with respect to the clinical pharmacology section of the NDA. First, the FDA raised questions regarding unexpected high plasma concentrations of zolmitriptan observed in five study subjects from two pharmacokinetic studies, and how the data from these subjects affect the overall clinical pharmacology section of the application. Second, the FDA raised questions regarding differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials.
On October 20, 2020, we received a complete response letter (“CRL”) from the FDA in response to the Qtrypta NDA. The CRL stated that FDA determined it could not approve the NDA in its present form and provided recommendations to address the remaining approvability issues in an NDA resubmission. The approvability issues are related to clinical pharmacology and product quality. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the DRL. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials and inadequate pharmacokinetic bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our pharmacokinetic studies. The FDA recommended that we conduct a repeat bioequivalence study between three of the lots used during development to address these issues.
The CRL further noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or FDA-wide restrictions on travel, inspections of our contract manufacturing facilities were not able to be conducted, but that such inspections would be required before the application may be approved. There is no guarantee that we will be able to adequately address the issues raised to FDA’s satisfaction.

In addition to the above factors, the development and commercialization of Qtrypta and any product candidates we may develop and commercialize in the future is subject to many risks including:

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
•we will be required to undertake additional clinical trials of Qtrypta before we receive approval of the NDA;
•the FDA may not accept data generated at our clinical trial sites;
•we may be unable to obtain and maintain regulatory approval of our product candidates in the United States and foreign jurisdictions;
•potential side effects of our product candidates could delay or prevent commercialization, limit the indications for any approved product candidate, require the establishment of a risk evaluation and mitigation strategy (“REMS”), or cause an approved product candidate to be taken off the market;
•the FDA may identify deficiencies in our manufacturing processes or facilities or those of our contract manufacturing organizations (“CMOs”);
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
•we may be unable to establish and maintain an effective sales and marketing infrastructure;
•we will depend on Eversana or another third party to commercialize Qtrypta, if approved;
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

The LTSS for Qtrypta is an important step in the development of Qtrypta. If the results from the study do not establish the safety of Qtrypta to the FDA's satisfaction, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
In February 2019, we announced the completion of the final phase of our LTSS where more than 50 evaluable subjects were treated for a year, and in September 2019, we announced the presentation of final results from the LTSS at the 19th Congress of the International Headache Society in Dublin, Ireland. The results of the LTSS will need to support the safety of Qtrypta for the acute treatment of migraine. If the results do not provide sufficient evidence for the FDA to determine the safety of Qtrypta, we could be required to conduct additional clinical or preclinical studies or we may be required to delay, limit, reduce or terminate our development of Qtrypta. Also, even though we have discussed our development strategy with the FDA on our Qtrypta program and received feedback from the FDA about the size and the length of the safety study, the FDA may require us to provide more data than we currently anticipate before approving Qtrypta, if ever, which would further delay the regulatory approval process and require additional clinical or preclinical work; for example, in the CRL, the FDA recommended that we conduct a repeat bioequivalence study between three of the lots used during development.
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
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our product candidates described in this Quarterly Report on Form 10-Q. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act (“FDCA”). Section 505(b)(2) permits the filing of a NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
If the FDA does not allow us or any partner with which we collaborate to pursue the 505(b)(2) regulatory pathway for our product candidates, we or they may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, we or they will need to successfully complete additional Phase 2 and/or Phase 3 clinical trials and submit to the FDA for approval one or more NDAs in order to obtain FDA approval to market our product candidates. The time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. The conduct of later-stage clinical trials and the submission of a successful NDA is a complicated process. To date, we have conducted only one Phase 2/3 clinical trial and one LTSS of Qtrypta. In addition, we have limited experience in preparing and submitting regulatory filings, and other than the NDA for Qtrypta, we have not previously submitted an NDA for any product candidate. Consequently, the completion of our clinical trials for Qtrypta for the potential treatment of migraine may not lead to a successful NDA submission. As discussed above, we received a CRL from the FDA in response to the Qtrypta NDA. In addition, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission for any other product candidate we may develop in the future.
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
Disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, as a result of the COVID-19 pandemic, we temporarily suspended new enrollment into our Phase 2/3 clinical trial evaluating C213 for the acute treatment of cluster headache between March 2020 to June 2020. Subject enrollment resumed in July 2020, however, at a rate slower than originally anticipated. In November 2020, we decided to end enrollment of new subjects into the clinical trial as of December 31, 2020.
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
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, where we have planned or ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities have been closed and production has been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have limited the number of employees at our principal executive office to essential employees only, primarily research and development employees working in laboratories, with our administrative employees continuing their work outside of our office. We have also limited the number of staff in any given research and development laboratory. These precautionary measures may disrupt and adversely affect our business and operations. We also temporarily suspended enrollment in our Phase 2/3 clinical trial evaluating C213 for the acute treatment of cluster headache between March 2020 to June 2020. Subject enrollment resumed in July 2020, however, at a rate slower than originally anticipated. In November 2020, we decided to end enrollment of new subjects into the clinical trial as of December 31, 2020. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•delays or difficulties in enrolling subjects in our clinical trials;
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
We cannot be certain that the results from any completed clinical trial or any future clinical trial, if completed as planned, will support the intended use of our products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe and effective in humans for its intended uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of an NDA with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. In addition, our clinical trials to date have involved small subject populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.
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
There is no guarantee that data from these clinical trials will be accepted by regulators or considered sufficient for approving our product candidates for commercial sale. In the case of the United States, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be conducted in accordance with good clinical practices (“GCP”) requirements and conducted such that the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials, it would likely result in the need for additional clinical trials, which would be both costly and time-consuming and likely to delay or permanently halt our development of a product candidate. Similar regulations and risks apply to other jurisdictions as well.
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
The manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for our product candidates will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practice (“cGMP”) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. The regulatory approvals for our product candidates, if any, may be subject to limitations on the indicated uses for which the products may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product candidate.
The FDA has the authority to require a REMS as part of an NDA or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug, such as limiting prescribing authorization to certain physicians or medical centers that have undergone specialized training, limiting treatment to subjects who meet certain safe-use criteria or requiring patient testing, monitoring and/or enrollment in a registry.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, or modifications to approved drugs, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
We or any of our current or future partners may choose not to continue developing a product or product candidate at any time during development or commercialize it after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.
We currently do not have any products approved for sale and currently are focusing our clinical development efforts solely on Qtrypta.
At any time, we or any partners with whom we currently collaborate or collaborate with in the future may decide to discontinue the development of a marketed product or product candidate or not to continue commercializing a marketed product or a product candidate for a variety of reasons, including the appearance of new technologies that make our product obsolete, the position of our partner in the market, competition from another product, or changes in or failure to comply with applicable regulatory requirements. If we or our partners terminate a program in which we have invested significant resources, we will not receive any return on our investment, and we will have lost the opportunity to allocate those resources to potentially more productive uses. If one of our future partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments or royalties relating to that program or product under a partnership agreement with that party.
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
While we previously manufactured Qtrypta internally, we have entered into agreements with third-party CMOs related to the development, manufacture, and supply of Qtrypta. Any failure or delay in our internal manufacturing operations or those of our CMOs, or the technology transfer process in connection with our plan to transition to rely on such CMOs for manufacture and supply, could delay the development or regulatory approval of Qtrypta. We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which Qtrypta, or our other product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval of Qtrypta or our other product candidates could be impeded, delayed, limited or denied if the FDA does not continue to authorize the manufacturing processes and facilities in which such product candidates are made.
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
We presently use customized equipment to coat and package our transdermal microneedle system. We also rely on third parties to manufacture our equipment. If we experience equipment malfunctions and we do not have adequate inventory of spare parts or qualified personnel to repair the equipment, we may encounter delays in the manufacture of our transdermal microneedle system and may not have sufficient inventory to meet the demands of our clinical development programs of any product candidates and if approved, our customers’ demands for Qtrypta or our future approved product candidate(s), if any, each of which could adversely affect our business, financial condition and results of operations.
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
We rely on CMOs for various components of our transdermal microneedle system, including active pharmaceutical ingredients (“API”) raw materials used in manufacturing, and capital equipment. Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance. In addition, CMOs may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate or any other product candidates that we may develop.

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
If our current collaborations are not successful or we are not able to establish collaborations, we may have to alter our development plans.
Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund our expenses. We may seek to collaborate with third parties for certain of our development programs, and for the commercialization of our product candidates, if approved. For example, we recently entered into a commercialization agreement with Eversana for the commercialization of Qtrypta, if approved by the FDA.

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
In addition, any current or future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties may be terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.
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
RISKS RELATED TO MARKETING AND SALE OF OUR PRODUCTS
We have no experience selling, marketing or distributing approved product candidates and have no internal capabilities to do so, and will rely on Eversana and other third parties for the commercialization of Qtrypta, and we and they may not be able to effectively market, sell and distribute Qtrypta, if approved.
We currently have no internal sales, marketing or distribution capabilities. Even if Qtrypta is approved by the FDA, we may not be able to effectively market and distribute Qtrypta. We have engaged Eversana to conduct agreed commercialization activities, and to utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for Qtrypta. Eversana may be unable to identify and retain suitable candidates to fill our direct sales force needs, on our expected launch timeframe or otherwise. To the extent we and Eversana are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Qtrypta. Further, there can be no assurance that the capabilities of Eversana will be effective in marketing and selling Qtrypta, or that their personnel will be more effective than an internally developed sales organization. In addition, Eversana may terminate our agreement, including the obligation to provide a revolving credit facility, and can terminate the agreement under certain additional circumstances, including if FDA approval of Qtrypta is not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the agreement by us that is not cured within a defined time period, for our insolvency, if Qtrypta is subject to a safety recall in the United States or if Qtrypta is not commercially launched within a specified time period after FDA approval of the NDA. As result of our receipt of the CRL, it is not likely that we will obtain FDA approval prior to July 31, 2021, which would provide Eversana with the right to terminate our agreement. If we and Eversana fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminate our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. In such an event, we would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.
If we do perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:
•inability to attract and build an effective marketing department or sales force;
•the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by Qtrypta or any other product candidates that we may develop, in-license or acquire; and
•our direct sales and marketing efforts may not be successful.
If we are unsuccessful in building and managing a sales and marketing infrastructure internally or through a third-party partner for any approved product, we will have difficulty commercializing Qtrypta or any other product candidate, if approved, which would materially adversely affect our business, financial condition and results of operations.
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
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensor’s patent rights are highly uncertain. Our and our licensor’s pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The standards which the United States Patent and Trademark Office (“USPTO”) and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in these non-U.S. countries. Outside the United States, patent protection must be sought in individual jurisdictions, further adding to the cost and uncertainty of obtaining adequate patent protection outside of the United States. Accordingly, we cannot predict whether additional patents protecting our product candidates will issue in the United States or in non-U.S. jurisdictions, or whether any patents that do issue are valid, enforceable and have claims of adequate scope to provide competitive advantage. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensor were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensor were the first to file for patent protection of such inventions. Assuming the other requirements for patentability are met, the first to file a patent application is entitled to the patent. We may become involved in opposition or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such proceeding could reduce the scope of, or invalidate our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize our product candidate without infringing third-party patent rights.
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
On September 16, 2011, the Leahy-Smith America Invents Act (“Leahy-Smith Act”) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

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
•the federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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
Significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“ACA”) is significantly changing the way healthcare is financed by both governmental and private insurers. From time to time, legislation is implemented to rein in rising healthcare expenditures. The ACA included a number of provisions affecting the pharmaceutical and medical device industries, including annual, non-deductible fees on any entity that manufactures or imports certain branded prescription drugs and biologics and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. In addition, among other things, the ACA also established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research. The increased funding and focus on comparative clinical effectiveness research, which compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products, may result in lower reimbursements by payers for our product and decreased profits to us.
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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have experienced such ownership changes in the past (and derecognized certain deferred tax assets as of December 31, 2019 in connection with ownership changes we determined had occurred prior to such date), and we likely have experienced an additional ownership change as a result of equity and warrant issuances in the nine months ended September 30, 2020. We may experience ownership changes in the future as a result of future offerings and/or subsequent shifts in our stock ownership, some of which may be outside our control. Because our ability to use our net operating loss carryforwards and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through November 10, 2020, for example, our stock has traded in a range with a low of $0.328 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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

We and certain of our current and former executive officers have been named as defendants in a purported securities class action lawsuit, which could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.
In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020. The complaints allege that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price. See Part II – Item 1. “Legal Proceedings” for additional information regarding the class actions.
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
On March 26, 2020, we received written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). On August 14, 2020, we received a notice from Nasdaq notifying us that we had regained compliance with the $1.00 minimum bid price requirement. On November 12, 2020, we received another written notice from Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If we are not in compliance by May 11, 2021, we may be eligible for additional time to regain compliance, subject to certain requirements. There is no assurance that we will be able to regain compliance with the minimum bid price requirement.
We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional capital, and the outstanding warrants may adversely affect our stock price and cause dilution to existing stockholders.
As of September 30, 2020, we had outstanding warrants to purchase 5,148,108 shares of our common stock. We may find it more difficult to raise additional capital while these warrants are outstanding. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants. In addition, sales of shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock, and exercise of the warrants may cause dilution in the interests of other stockholders as a result of the additional common stock that would be issued upon exercise.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:
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
We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until December 31, 2020, the end of the fiscal year following the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement filed under the Securities Act.
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

GENERAL RISK FACTORS
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
10.1#
Business Understanding Agreement, dated September 13, 2018, by and between the Company and CSP Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 (File No. 001-36570)).

10.2#
Amendment No. 1 to Business Understanding Agreement, dated July 31, 2020, by and between the Company and CSP Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2020 (File No. 001-36570)).

10.3†#	Master Services Agreement, dated August 6, 2020, by and between the Company and Eversana Life Science Services, LLC.

31.1†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith
#
Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.

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

Dated: November 13, 2020	Zosano Pharma Corporation (Registrant)

/s/ Steven Lo
Steven Lo
Chief Executive Officer (Principal Executive Officer)

/s/ Christine Matthews
Christine Matthews
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)