Form 10-K
period 2020-12-31
Zosano Pharma Corp
filed 2021-03-11
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐      No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020 (the last business day of the registrant’s most recently completed second quarter) was approximately $49,001,935.
As of March 9, 2021, the registrant had a total of 106,289,885 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2020.

Zosano Pharma Corporation
Annual Report on Form 10-K
For the Fiscal Year ended December 31, 2020

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
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•our expectations regarding our expenses and revenue, the sufficiency of our cash resources and needs for additional financing;
•our plans for resubmission of our 505(b)(2) New Drug Application ("NDA") for Qtrypta to the U.S. Food and Drug Administration (the “FDA”), including our plan to conduct an additional pharmacokinetic study and the willingness of the FDA’s Division of Neurology II to review the study protocol and provide comments prior to the initiation of the study;
•our expectations regarding the clinical effectiveness and safety of our product candidates;
•the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved product;
•our manufacturing capabilities and strategy, and our ability to establish and maintain relationships with contract manufacturing organization(s) to expand our manufacturing capacity;
•the anticipated timing, costs and conduct of our planned clinical trials and preclinical studies;
•our intellectual property position and our ability to obtain and maintain intellectual property protection for our product candidates;
•our expectations regarding competition;
•the anticipated trends and challenges in our business and the markets in which we operate;
•the scope, progress, expansion, and costs of developing and commercializing our product candidates;
•the size and growth of the potential markets for our product candidates and the ability to serve those markets;
•the rate and degree of market acceptance of our product candidates;
•our ability to establish and maintain development partnerships;
•our ability to attract or retain key personnel;
•our expectations regarding federal, state and foreign regulatory requirements; and
•regulatory developments in the United States and foreign countries.
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

Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition, all of which are more fully described in Item 1A, “Risk Factors.” This summary should be read in conjunction with the Item 1A, “Risk Factors” and should not be relied upon as an exhaustive summary of the material risks we face.
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
•The development and commercialization of our product candidates are subject to many risks. For example, we received a complete response letter from the FDA in response to our NDA for Qtrypta, and based on feedback from the FDA, we are planning to conduct an additional pharmacokinetic study for inclusion in an NDA resubmission package. However, there is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
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
•Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.
•We use customized equipment to coat and package our transdermal microneedle system; any production or equipment performance failures could negatively impact the clinical trials of our product candidates that we may develop or sales of our product candidate(s), if approved.
•We currently depend primarily on third-party suppliers for manufacture of our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize Qtrypta or any other product candidates we may develop.
•We rely on contract manufacturing organizations ("CMOs") for various components of our transdermal microneedle system, and our business could be harmed if those third parties fail to provide us with sufficient quantities of those components at acceptable quality levels and prices or fail to maintain or achieve satisfactory regulatory compliance.

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

PART I

Item 1. BUSINESS
Overview
Zosano Pharma Corporation is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using our proprietary transdermal microneedle system (the “System”). Our System is designed to facilitate rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is applied with a reusable hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles penetrate the stratum corneum to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and product stability may offer significant therapeutic and practical advantages, and on developing products where rapid administration of approved drugs with established safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards potential commercialization.
Our development efforts are currently focused on our product candidate, Qtrypta™ (M207) ("Qtrypta"). Qtrypta is our proprietary formulation of zolmitriptan delivered utilizing our System. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Qtrypta was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. Qtrypta is designed for rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal ("GI") tract.
We submitted a 505(b)(2) New Drug Application (“NDA”) for Qtrypta to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials and inadequate pharmacokinetic bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our pharmacokinetic studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the Qtrypta NDA. Based on feedback from the Type A meeting held with the Division, we plan to conduct an additional pharmacokinetic (“PK”) study for inclusion in an NDA resubmission package. During the meeting, the Division did not request that we conduct any further clinical efficacy studies to support the resubmission. On February 19, 2021, we received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the planned PK study to generate additional safety information. This assessment is included in the proposed study protocol, which has been submitted to the FDA. The Division indicated willingness to review the study protocol and provide comments prior to the initiation of the study. Our plans for resubmitting the NDA are based on our discussions with the FDA and may be subject to change upon receipt of the FDA’s comments to the proposed study protocol. We will incur additional costs and delays in our previously anticipated timeline for potential commercialization due to the additional PK study, and our plan to resubmit the NDA may be further delayed and we may incur higher than anticipated additional costs depending on the feedback we receive from the FDA on the study protocol and the time it takes to complete the PK study, or any additional studies or other requirements of the FDA. In addition, there is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction.

We do not anticipate realizing product revenues unless and until the FDA approves our Qtrypta NDA and we begin commercializing Qtrypta, which may never occur.
If approved, we plan to use contract manufacturing organizations ("CMOs") for the commercial production of Qtrypta. These CMOs include companies that will produce the various components that comprise our patch, our applicator, as well as the final packaging of the finished product. If approved, our CMOs will be required to produce commercial supply of Qtrypta in accordance with the FDA’s current good manufacturing practices ("cGMP") regulations. These companies are located in the United States and have expertise and experience in contract manufacturing.
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
On August 6, 2020, we entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of Qtrypta in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, Eversana and we will cooperate to conduct activities over the term of the Eversana Agreement pursuant to a commercialization budget estimated at approximately $250.0 million. We maintain ownership of the Qtrypta NDA as well as all legal, regulatory and manufacturing responsibilities for Qtrypta. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for Qtrypta. Eversana will receive reimbursement of certain commercialization costs and a low double digit to mid-teen percentage of product profits if and when our net sales for Qtrypta surpass certain costs incurred by the parties pursuant to the commercialization budget.
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the NDA. Upon expiration or termination of the Eversana Agreement, we will retain all profits from product sales consummated after expiration or termination and assume all future corresponding commercialization responsibilities. We may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if we decide to discontinue development or commercialization efforts for Qtrypta in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control. Either party may terminate the Eversana Agreement if FDA approval is not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if Qtrypta is subject to a safety recall in the United States or if Qtrypta is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement). Due to the CRL and additional PK study, we do not expect that FDA approval of the NDA will be received by July 31, 2021.
We currently have no internal sales, marketing or distribution capabilities and we plan to rely on Eversana and other third parties for the commercialization of Qtrypta, if approved.
Our Strategy
Our goal is to make transdermal drug delivery a preferred delivery modality for indications where rapid onset, ease of use and room temperature stability of the formulation may offer significant therapeutic and practical advantages to patients. Our near-term focus is the development and commercialization, if approved, of our lead product candidate, Qtrypta. The key elements of our strategy are to:
Develop and commercialize Qtrypta. We believe that Qtrypta, if approved by the FDA, will offer the following meaningful therapeutic and practical advantages:
•Rapid absorption: We believe Qtrypta is the only triptan currently formulated to be delivered transdermally to have a rapid onset of action. In a Phase I pharmacokinetic trial, Qtrypta provided rapid and reproducible zolmitriptan delivery. The amount of time it took zolmitriptan to reach the maximum concentration (Tmax) was less than 20 minutes and was similar to subcutaneously administered sumatriptan. In the pivotal Phase 2/3 clinical trial, Qtrypta demonstrated pain relief beginning as early as 15 minutes (becoming statistically significant by 60 minutes).
•Symptom relief: In the pivotal Phase 2/3 clinical trial, Qtrypta demonstrated significant pain freedom, pain relief and freedom from most bothersome symptom ("MBS") at two hours post-treatment, with most patients not requiring additional rescue medications. Post-hoc analyses of patients with difficult to treat migraine, such as morning migraine, migraine with nausea, migraine with severe pain and patients who delayed treatment, showed clinically significant pain freedom and relief as compared to placebo. Additionally, the efficacy results from our Long-Term Safety Study ("LTSS") of Qtrypta were similar to those of our pivotal Phase 2/3 clinical trial.
•Durability: In the pivotal Phase 2/3 trial, Qtrypta demonstrated durable impact on pain freedom and pain relief through 24 and 48 hours compared to placebo.
•Favorable Safety Findings: In the LTSS, data from safety assessments showed that Qtrypta was well-tolerated throughout the 12 months of repeated use. The most common adverse events were redness and swelling at the application site of which more than 95% were classified as mild. Moreover, 80% of these site reactions resolved within 48 hours.
Pursue additional product candidates We have conducted initial feasibility studies on a number of compounds which suggest that our System may have potential for further evaluation with large molecules, small molecules, and vaccines. We are focused on programs where we believe rapid drug delivery, ease of use and formulation room temperature stability may offer meaningful therapeutic and practical advantages to patients and healthcare providers. We are pursuing these programs with certain strategic partners to further the clinical and commercial development of such product candidates.
Qtrypta for Migraine
The focus of our development efforts is on our product candidate Qtrypta, our proprietary formulation of zolmitriptan, delivered via our System, which is a member of a class of serotonin receptor agonists known as triptans, used for the acute treatment of migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. A migraine often lasts between four and 24 hours but may last as long as three days. Our Qtrypta System is applied to an individual’s upper arm to deliver zolmitriptan to the systemic circulation, with the objective of:
•Providing rapid absorption of drug;
•Clinically meaningful pain freedom and pain relief;
•Clinically meaningful freedom from most bothersome symptom;
•Sustained freedom from migraine symptoms up to 48 hours post-treatment; and
•Avoiding exposure to the GI tract.
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
According to published studies, many patients experience difficult to treat migraine with:
•41% reporting severe headache attacks are present upon awakening or morning migraine;
•44% report persistent frequent nausea during a migraine;
•49% report avoiding or delaying taking migraine medication; and
•53% report severe headache attacks come on very quickly.

While new classes of drugs for the acute treatment of migraine have been recently approved, triptans remain the standard of care for an acute migraine attack. The American Headache Society Position Statement on Integrating New Migraine Treatments into Clinical Practice recommends:
•Treating early after the onset of a migraine attack;
•Choosing a non-oral route of administration for selected patients;
•Accounting for tolerability and safety issues; and
•Using migraine-specific agents (triptans & Dihydroergotamine) for moderate or severe attacks.
Patients however remain dissatisfied with their acute treatments. Patient reported outcomes from the Unmet Acute Treatment Needs from the 2017 Migraine in America Symptoms and Treatment Study (the "2017 MAST Study") showed that:
•74% of patients had inadequate treatment response; and
•Approximately 50% experienced inadequate pain freedom.
We believe that each of the currently available methods of non-oral administration, including nasal spray and subcutaneous injection, have significant disadvantages. Nasal sprays have been associated with taste disturbances. Patients are hesitant to self-administer injections, and according to the 2017 MAST Study, 82% of patients discontinued using an injectable triptan due to side effects.
Two new classes of drugs, a Calcitonin gene-related peptide receptor ("CGRP") antagonist and a 5-HT (1F) agonist for the acute treatment of migraine were approved in 2019, and one additional CGRP antagonist was approved in 2020. While these new acute treatment medications offer clinicians and patients greater choice, we believe these products also have limitations:
•These drugs are oral tablets, and with many migraine patients reporting nausea with their attacks, taking a tablet can be difficult.
•Published clinical studies on the CGRP receptor antagonists showed less than optimal therapeutic gain (active-placebo percentages) for pain freedom and sustained pain freedom.
•FDA labeling with the 5-HT (1F) agonist drug includes an eight-hour driving restriction and is a DEA scheduled drug.
ZOTRIP Phase 2/3 Trial Achieved Statistical Significance on Co-primary Endpoints with the 3.8mg Dose
On February 13, 2017, we announced the results of our ZOTRIP pivotal efficacy trial for Qtrypta. The ZOTRIP trial was a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of Qtrypta (1.0mg, 1.9mg, and 3.8mg) to placebo for the treatment of a single migraine attack. Subjects were enrolled in the ZOTRIP trial at 36 centers across the United States. Those subjects recruited into the trial had a history of at least one year of migraine episodes with or without aura. Upon recruitment, the subjects entered a one-month run-in period that ensured they met the key eligibility criteria of two to eight migraine attacks per month, which was documented using an electronic diary or an app on their cell phone. Subjects also identified the most bothersome symptoms and indicated the presence or absence of nausea, phonophobia or photophobia, during the episodes in the run-in period. Successfully screened subjects were then randomized into the treatment/dosing period in which they had 8 weeks to confirm and receive blinded treatment for a single migraine attack, termed “qualifying migraine,” in which the subject’s most bothersome symptom had to be present. During a qualifying migraine, subjects scored the severity of pain on a 4-point scale, the presence or absence of migraine-associated symptoms (phonophobia, photophobia, or nausea), starting pre-dose and then at several intervals over 48 hours post-dose. The co-primary endpoints for the trial were pain freedom and most bothersome symptom freedom at two hours. Safety was assessed by adverse events reported and other standard safety measures.
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
As illustrated in the tables and figure below, the ZOTRIP trial results demonstrated that the 3.8mg Qtrypta dose achieved statistically significant pain freedom and most bothersome symptom freedom at two hours. The 3.8mg dose also achieved statistical significance in the secondary endpoints of pain freedom at 45 minutes and 60 minutes and showed durability of effect on pain freedom at 24 and 48 hours. Additionally, Qtrypta was not associated with any serious adverse events ("SAEs"). While the 1.0mg and 1.9mg doses of Qtrypta demonstrated statistical significance in pain freedom at two hours, they did not achieve statistical significance in freedom from most bothersome symptom at two hours. Statistical significance is an indicator of the likelihood of an observed effect being due to the study drug rather than due to chance. The “p” value is the probability of an event occurring by chance alone. When the p value is less than 5% (0.05) the results are considered to be statistically significant.
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
The ZOTRIP trial results demonstrating pain freedom after treatment with Qtrypta™ are illustrated below:

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

M207 LTSS
In November 2017, we initiated our LTSS for Qtrypta as an acute treatment of migraine. The LTSS was an open label study evaluating the safety of the 3.8 mg dose of Qtrypta in migraine patients who had historically experienced at least two migraines per month. Patients were expected to treat a minimum of two migraines per month on average, with no maximum treatment limits. The study was conducted at 31 sites in the United States with a defined data set per protocol in which 150 subjects received repeated doses for six months and 50 subjects received repeated doses for one year. The study was open-label, with investigator visits at months one, two, three, six, nine and twelve to record adverse events, if any. The primary objective of the LTSS was to assess safety of Qtrypta during repeated use over six and twelve months. Other endpoints were electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response.
In October 2018, we announced the completion of the first phase of our LTSS with more than 150 evaluable subjects completing six months of treatment with Qtrypta. In February 2019, we announced the completion of the second phase of our LTSS with more than 50 evaluable subjects completing one year of treatment with Qtrypta.
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
Post-hoc Efficacy Analyses of Qtrypta
In June 2020, we presented new post-hoc efficacy analyses of Qtrypta as a virtual oral presentation on the 2020 American Headache Society’s Virtual Annual Scientific Meeting Platform. Six different measurements of pain reduction from the exploratory efficacy results in the LTSS were examined and compared to the positive clinical results observed in the Phase 2/3 Zotrip study. Across all six efficacy measurements, which included pain freedom and pain relief at 2 hours, clinical activity observed in the LTSS during the one-year trial period treating approximately 5,600 migraine episodes was consistent with the positive pivotal study results.

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
On February 1, 2021, we announced that early onset of action data for Qtrypta were presented at the Annual Headache Cooperative of the Pacific Winter Conference. In a post-hoc retrospective analysis of data from the previously published ZOTRIP trial involving 365 subjects who received Qtrypta 3.8 mg or placebo, of 82 Qtrypta-treated subjects, 38 reported pain relief at 30 minutes, and 28 of the 38 subjects (74%) were pain free at two hours. All 6 subjects treated with Qtrypta who reported pain freedom at 30 minutes were pain-free at two hours. This compares to nine of 26 subjects (35%) in the placebo group (n=77) who reported pain relief at 30 minutes that were pain free at 2 hours, and 1 of 2 subjects that were pain free at 30 minutes being pain free at 2 hours.
Migraine Assessment of Current Therapy Scores
Migraine Assessment of Current Therapy (“Migraine-ACT”) scores for Qtrypta were evaluated at each clinical visit during the LTSS. The Migraine-ACT score is established using a questionnaire that assesses four key components of effective migraine treatment, including: (1) global assessment of relief (2-hour pain freedom), (2) headache impact, (3) consistency of response and (4) emotional response. At the last time point assessed (after 48 weeks of therapy) (n=184), we observed that the Migraine-ACT scores as of August 1, 2019, remained highly favorable across the four questions evaluated:

Question	Proportion who answered “Yes”
Does your migraine medication work consistently, in the majority of your attacks?	96%
Does the headache pain disappear within 2 hours?	85%
Are you able to function normally within 2 hours?	84%
Are you comfortable enough with your medication to be able to plan your daily activities?	94%
C213 for the Treatment of Cluster Headache
In October 2019, we announced that we had begun enrolling patients in our Acute Treatment of Cluster Headache placebo-controlled Phase 2/3 clinical trial to evaluate the efficacy of C213 for the acute treatment of cluster headache. Like Qtrypta for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our System. Due to the novel coronavirus (“COVID-19”) pandemic, new enrollment into the clinical trial was temporarily suspended between March 2020 and June 2020. Subject enrollment resumed in July 2020, however, at a rate slower than originally anticipated. In November 2020, we decided to end enrollment of new subjects into the clinical trial as of December 31, 2020 to conserve resources. We plan to continue to evaluate subjects enrolled prior to December 31, 2020. Subjects enrolled in the Phase 2/3 study prior to December 31, 2020 were randomized to receive 1.9 mg of C213, 3.8 mg of C213, or placebo in a 1:1:1 fashion. The co-primary endpoints of the study are the proportion of patients who achieve pain relief at 15 minutes and the proportion of patients whose pain relief is sustained from 15 minutes to 60 minutes. A total of 42 subjects were randomized in the trial.

Our Research Programs
Our internal research and development programs use molecules with established safety and efficacy that are formulated to enable delivery through our proprietary System. In selecting our development candidates, we consider the therapeutic advantage of rapid onset, the size of the market, the level of competition and the commercial value.
Our System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, attached to an adhesive patch. The maximum amount of drug that can be coated on a patch’s microneedle array depends on the active molecule of the drug formulation, the weight of the excipients in the drug formulation, and the coatable surface area of the microneedle array. For example, we use patches with 2cm2, 3cm2 and 6cm2 microneedle arrays. In the pivotal trial for Qtrypta, we used two 3cm2 patches to deliver the appropriate dose. Based on our testing, we believe 3.8mg of zolmitriptan could also be coated on a single patch with a 6cm2 microneedle array while maintaining acceptable tolerability. The patch is applied with a hand-held reusable applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The targeted patch wear time is generally thirty to sixty minutes.
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
Competition
Competition for our Product Candidates
The development and commercialization of new products to treat migraine and cluster headache is highly competitive. Several key competitive factors have the potential to affect Qtrypta, if approved. These include safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from payers and government institutions.
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
Companies marketing products or that have products in development to treat migraine or cluster headache which may compete with our Qtrypta or C213 product candidates include, but are not limited to, Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly & Company, AstraZeneca, Novartis, Allergan, Biohaven Pharmaceuticals, Lundbeck, Amgen, Merck & Co., Pfizer, Janssen Pharmaceutica, Endo International, Assertio, Upsher-Smith Laboratories, Satsuma Pharmaceuticals, Supernus Pharmaceutical, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, electroCore, eNeura, Cefaly, Theranica, Amneal Pharmaceuticals and generic manufacturers of acute and preventive therapies.
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
We operate a manufacturing facility in Fremont, California, designed to comply with cGMP and believe we have adequate manufacturing capabilities and capacity to produce our System for preclinical, Phase 1, Phase 2 and for some Phase 3 clinical trials. We continue to expand our manufacturing capabilities and have implemented automation of certain processes to further expand our capacity. We produced three cGMP registration batches of Qtrypta in the third quarter of 2018, which have been used to support our NDA filing with the FDA. We purchase various components or intermediates of our System from third-

party vendors, including titanium foil, active pharmaceutical ingredients and excipients, inner ring, adhesive backing, ring and backing assembly, outer ring and primary and secondary packaging components. The majority of these components and intermediaries are available from multiple sources. We also outsource the manufacturing of our applicators.
We have engaged CMOs to produce commercial supplies of Qtrypta. We have manufactured three cGMP site qualification batches of Qtrypta at a CMO site in Greenville, North Carolina, in order to enable the regulatory approval of this site for commercial manufacturing. Additional CMOs have been engaged for the production of components that comprise our System and these CMOs are currently building out facilities, installing equipment, and developing and validating the processes necessary to manage commercial operations for Qtrypta. The CRL received from the FDA mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of Zosano’s contract manufacturing facilities were not able to be conducted but that such inspection would be required before the Qtrypta NDA may be approved.
As of December 31, 2020, our research and development group consisted of 32 employees, located at our headquarters location in Fremont, California. Our research and development staff have broad knowledge and skills in a range of disciplines applicable to formulation of drugs and the design and manufacture of our System. The group has particular expertise in two areas critical to our success: developing drug formulations that can be delivered using our System and optimizing the technology to deliver those drugs.
The goals of our research and development efforts are to identify and develop drugs that can be delivered using our System. For the years ended December 31, 2020 and 2019, we incurred $21.6 million and $25.4 million, respectively, of research and development expense. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional detail regarding our research and development activities.
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
As of January 31, 2021, we held exclusive licenses to or owned 26 U.S. patents and seven pending U.S. patent applications, covering key features of our System, such as formulation, methods of treatment, coating, array design, patch anchoring, patch application, delivery, manufacturing and packaging.
We have licensed all of these patents and patent applications from ALZA Corporation, a subsidiary of Johnson & Johnson ("ALZA"), on an exclusive basis for all countries, with the exception of (i) one issued U.S. patent and four pending U.S. patent applications, and nine foreign (including two European) patent applications covering the formulation of Qtrypta, (ii) two U.S. patents and one European patent, and a pending European patent application covering stable glucagon peptide formulation, (iii) one pending U.S. patent application covering transdermal active agent delivery devices having coronavirus vaccine coated microprotrusions, (iv) one pending U.S. patent application covering transdermal drug delivery devices having psilocybin, lysergic acid diethylamide (“LSD”) or 3,4-methylenedioxymethamphetamine (“MDMA”) coated microprotrusions, and (v) a new applicator design described below. These patents and patent applications are foundational and apply generally to our product candidates and applicator. Under the terms of the license agreement with ALZA, we are responsible for all development and development costs related to our System. We are also responsible for commercializing our System, including preparing and paying for all related regulatory filings. We are obligated to pay ALZA royalties in the low to mid-single digits on sales by us of products that utilize the intellectual property covered by the licensed patents or any intellectual property that may be developed by us based on certain ALZA know-how or inventions, and to pay ALZA amounts equal to the greater of royalties in the low to mid- single digits on sales by our sublicensees of such products or a percentage in the mid-teens to low twenties of royalties received by us on sales by our sublicensees of such products. We are also obligated to pay ALZA a percentage of non-royalty revenue that we receive from our sublicensees based on sales of such products. The license agreement will terminate upon the expiration of our obligations to make the royalty and other payments described above to ALZA. Additionally, we may terminate the agreement at any time for convenience upon prior written notice to ALZA, and either party may terminate the agreement upon a material breach of the agreement by the other party.
We have filed six pending U.S. patent applications and ten pending foreign applications covering our single-use applicator and formulations of zolmitriptan, stable glucagon peptide, and applicator devices having coronavirus vaccine, psilocybin, LSD or MDMA-coated microprotrusions. The last of our issued technology platform patents are projected to expire in 2027.

We rely on trade secrets to protect substantial portions of our technology. We generally seek to protect these trade secrets by entering into non-disclosure agreements and other contractual provisions with our employees, consultants and partners, and have restricted access to our manufacturing facilities and other technology.
We have one registered trademark to Zosano, “ZOSANO PHARMA", Reg. No. 3705884 and six pending trademark applications: Trademark App. No. 87525805 for "ADAM", Trademark App. No. 87851807 for "QNOVIS", Trademark App. No. 87851814 for "QTRYPTA", Trademark App. No. 87855458 for "TIZOVIAL", Trademark App. No. 87855469 for "QIXONTI", and Trademark App. No. 87855481 for "AXILARIM".
Government Regulation and Product Approval
United States—FDA Process
The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in the United States and other countries. Our product candidates are subject to regulation by the FDA as a drug/device combination product. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. To facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination of whether a product is a combination product, or two separate products is made by the FDA on a case-by-case basis. We have discussed our development strategy with the FDA on our Qtrypta program and we believe the primary mode of action is attributable to the drug component of the product, which means that the FDA's Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our Qtrypta product candidate. Accordingly, we have investigated Qtrypta through the Investigational New Drug ("IND") application framework and are seeking approval through the NDA pathway. Based on our discussions with the FDA to date, we do not anticipate that the FDA will require a separate medical device authorization for the device component of Qtrypta, but this could change during its review of any marketing application that we may submit.
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
Drug Approval Process
None of our product candidates may be marketed in the United States until the product has received FDA approval. The steps to be completed before a drug may be marketed in the United States include:
•completion of preclinical laboratory tests, animal studies, and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice requirements and other applicable regulations;
•submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials in the United States may begin;
•approval by an independent institutional review board ("IRB") or ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials, in accordance with good clinical practice ("GCP") requirements, to establish the safety and efficacy of the drug for each proposed indication to the FDA’s satisfaction;
•submission to the FDA of an NDA after completion of all pivotal trials;
•FDA acceptance and review of the NDA, which may require an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA pre-approval inspection of select clinical trial sites, and the manufacturing facility or facilities at which the drug, along with its device components, is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA approval of the NDA.

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
•Phase 1: In Phase 1, through the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence on effectiveness.
•Phase 2: Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks.
•Phase 3: Phase 3 trials help obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances.
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
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency's threshold determination that such NDA is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the NDA for filing. The FDA reviews NDAs through a two-tiered classification system, Standard Review and Priority Review. The FDA endeavors to review Standard Review applications within ten to twelve months, whereas FDA's goal is to review Priority Review applications within six to eight months, depending on whether the drug is a new molecular entity. Even if the NDA is filed, companies cannot be sure that any approval will be granted on a timely basis, if at all. The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing is in compliance with cGMP regulations. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA does not approve of the NDA or the manufacturing facilities, it will issue a CRL to indicate that the review cycle for an application is complete and that the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information required for the FDA to reconsider the application. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.
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
In addition, under the Pediatric Research Equity Act (“PREA”), an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA has indicated that our product candidate Qtrypta is covered by the PREA, but the FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters, or untitled letters;
•clinical holds on clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•injunctions or the imposition of civil or criminal penalties.
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

Healthcare Reform
A primary trend in the United States healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (“ACA”), which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:
•An annual, nondeductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•Expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability; and
•A new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted, which, among other things, removed the penalties for not complying with the ACA’s individual mandate to carry health insurance.
On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the ACA was invalid due to the legislative repeal of the individual mandate. This decision was subsequently appealed, and on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the decision of the district court that the individual mandate, as amended by the Tax Act, was unconstitutional. The Fifth Circuit remanded the case to the district court to consider a remedy, including to consider and explain which provisions of the ACA are inseverable and invalid. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of two percent (2%) per fiscal year, which went into effect in April 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken.
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
Other Healthcare Laws and Compliance Requirements
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted regulatory approval. Although we currently do not have any products on the market, we may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business, many of which may become more applicable to us if any of our product candidates are approved and we begin commercialization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and physician sunshine transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to physicians and other healthcare providers, including those described below.

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
The federal transparency requirements known as the federal Physician Payments Sunshine Act, implemented under the ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to physicians (as defined by statute), certain other healthcare providers beginning in 2022, and teaching hospitals, and information regarding ownership and investment interests held by physicians and their immediate family members.
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
Data Privacy and Security Laws
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”) and the General Data Protection Regulation (“GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital
As of December 31, 2020, we had 45 employees, all of whom were employed full time and located in the United States, with 43 located at our corporate headquarters in Fremont, California. The majority of our employees are salaried. Of the 45 employees, 32 were focused on research and development activities including pre-clinical, clinical and pre-commercial manufacturing activities and the remainder were focused on general and administrative activities. Four of our employees hold doctorate degrees in their respective scientific and pharmaceutical fields. None of our employees are represented by labor unions. Additionally, we make extensive use of third-party contractors, consultants and advisors to perform many of our present activities. Our Code of Ethics provides for equal employment opportunity without discrimination or harassment on the basis of race, color, national origin, religion, sex, age, sexual orientation, disability, or any other status protected by law.

We use a combination of fixed and variable pay including base salary, bonuses and stock-based compensation. Our annual bonuses are linked to overall company performance, as well as each individual’s contribution to the results achieved. The principal purposes of our equity incentive plans are to attract, retain and motivate employees and directors through the granting of stock-based compensation awards. The emphasis on overall company performance is intended to align the employee’s financial interests with the interests of stockholders. We are committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. We provide our full-time employees and their families with access to health programs and services for mental health, elder care and various personal support services through our Employee Assistance Program. Our health and welfare benefits are supplemented with specific programs to manage or improve common health conditions, a variety of voluntary benefits and paid time away from work programs.
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

Item 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in this Annual Report on Form 10-K and other documents that we file with the U.S. Securities and Exchange Commission ("SEC"). Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Any of the following risks and uncertainties are, and will be, exacerbated by COVID-19 pandemic and any worsening of the global business and economic environment as a result. You should also refer to the other information contained in this Annual Report on Form 10-K, including our condensed financial statements and the related notes thereto.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of December 31, 2020, we had an accumulated deficit of $332.2 million and approximately $35.3 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of issuance of this Annual Report on Form 10-K. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
There is no assurance that additional funds will be obtained for our ongoing operations or that we will succeed in our future operations. Specifically, the COVID-19 pandemic has caused volatility in the global financial markets and threatened a slowdown in the global economy, which may adversely affect our ability to raise additional capital on attractive terms or at all. A recession, depression or other sustained adverse market event resulting from the spread of COVID-19 may also limit our ability to obtain financing for our operations. In addition, our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 include an explanatory paragraph regarding our ability to continue as a going concern which may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, results of operations and prospects.
We have a history of operating losses. We expect to continue to incur losses over the next several years and may never become profitable.
Since inception, we have incurred significant operating losses. For the twelve months ended December 31, 2020, we incurred a net loss of $33.4 million. As of December 31, 2020, we had an accumulated deficit of $332.2 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, Qtrypta, or any other product candidates that we develop. These expenditures will be incurred for manufacturing, development, clinical trials, regulatory compliance and infrastructure. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
On April 21, 2020, we entered into a note (the “PPP Note”) with Silicon Valley Bank pursuant to the Paycheck Protection Program (“PPP”), which provides for a loan in the amount of $1.6 million (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (“SBA”). The PPP Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which are subject to revisions and changes by Congress, the Treasury Department and SBA. The term of the PPP Loan is two years. The annual interest rate on the PPP Loan is 1.0% and principal and interest payments are deferred until September 21, 2021. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of our payroll levels. We applied for forgiveness of the entire $1.6 million loan amount and accrued interest on October 4, 2020, utilizing the 24-week covered period allowed by the SBA. The lender reviewed the application and submitted it to the SBA on October 7, 2020. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. If forgiveness is not granted, the PPP Loan will need to be repaid by us, which could have an adverse effect on our future cash flows and financial condition. Additionally, the Treasury Department and SBA continue to develop and issue new and updated regulations and guidance regarding the PPP loan process, including regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. We continue to track the regulations and guidance as they are released and assess and re-assess various aspects of its application as necessary. However, given the potential for additional legislation, regulation or guidance, and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the PPP Loan will be forgivable in whole or in part. Finally, we may be subject to CARES Act-specific lookbacks and audits conducted by the Treasury, SBA or other federal agencies, including oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.
RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES
The development and commercialization of our product candidates are subject to many risks. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
To date, we have devoted the majority of our research, development and clinical efforts and financial resources toward the development of Qtrypta, our proprietary formulation of zolmitriptan for the acute treatment of migraine headaches. In December 2019, we submitted a 505(b)(2) New Drug Application (“NDA”) to the FDA seeking approval for Qtrypta. On September 29, 2020, we received a Discipline Review Letter (“DRL”) from the FDA in response to the application. The DRL described two concerns with respect to the clinical pharmacology section of the NDA. First, the FDA raised questions regarding unexpected high plasma concentrations of zolmitriptan observed in five study subjects from two pharmacokinetic studies, and how the data from these subjects affect the overall clinical pharmacology section of the application. Second, the FDA raised questions regarding differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials.
On October 20, 2020, we received a complete response letter (“CRL”) from the FDA in response to the Qtrypta NDA. The CRL stated that the FDA determined it could not approve the NDA in its present form and provided recommendations to address the remaining approvability issues in an NDA resubmission. The approvability issues are related to clinical pharmacology and product quality. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the DRL. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials and inadequate pharmacokinetic bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our pharmacokinetic studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development to address these issues.
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
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the Qtrypta NDA. Based on feedback from the Type A meeting held with the Division, we plan to conduct an additional pharmacokinetic study for inclusion in an NDA resubmission package. On February 19, 2021, we received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the planned PK study to generate additional safety information. This assessment is included in the proposed study protocol, which has been submitted to the FDA. The Division indicated willingness to review the study protocol and provide comments prior to the initiation of the study. Our plans for resubmitting the NDA are based on our discussions with the FDA and may be subject to change upon receipt of the FDA’s comments to the proposed study protocol. We will incur additional costs and delays in our previously anticipated timeline for potential commercialization due to the additional PK study, and our plan to resubmit the NDA may be further delayed and we may incur higher than anticipated additional costs depending on the feedback we receive from the FDA on the study protocol and the time it takes to complete the PK study, or any additional studies or other requirements of the FDA. In addition, there is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction.
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
In February 2019, we announced the completion of the final phase of our LTSS where more than 50 evaluable subjects were treated for a year, and in September 2019, we announced the presentation of final results from the LTSS at the 19th Congress of the International Headache Society in Dublin, Ireland. The results of the LTSS will need to support the safety of Qtrypta for the acute treatment of migraine. If the results do not provide sufficient evidence for the FDA to determine the safety of Qtrypta, we could be required to conduct additional clinical or preclinical studies or we may be required to delay, limit, reduce or terminate our development of Qtrypta. Also, even though we have discussed our development strategy with the FDA on our Qtrypta program and received feedback from the FDA about the size and the length of the safety study, the FDA may require us to provide more data than we currently anticipate before approving Qtrypta, if ever, which would further delay the regulatory approval process and require additional clinical or preclinical work; for example, in the CRL, the FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development.
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
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;
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
•risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the previous administration took several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of a new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.
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
While we previously manufactured Qtrypta internally, we have entered into agreements with third-party CMOs related to the development, manufacture, and supply of Qtrypta. Any failure or delay in our internal manufacturing operations or those of our CMOs, or the technology transfer process in connection with our plan to transition to rely on such CMOs for manufacture and supply, could delay the development or regulatory approval of Qtrypta. We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which Qtrypta, or our other product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval of Qtrypta or our other product candidates could be impeded, delayed, limited or denied if the FDA does not authorize the manufacturing processes and facilities in which such product candidates are made.
Difficulties in relevant manufacturing processes and facilities implicated could result in supply shortfalls of Qtrypta, if approved, or any other product candidates, and could delay our preclinical studies, clinical trials and regulatory submissions with respect thereto. In addition, supplies of Qtrypta or our other product candidates that have been produced and are stored for later use, may degrade, become contaminated or suffer other quality defects (including in connection with any shipment thereof), which may cause the affected drug product to no longer be suitable for its intended use in clinical trials or other development activities. If the defective drug product cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidate.
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
There can be no assurance that our supply of these various components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers and cannot ensure that they will deliver to us the components we order on time, or at all. Any failure or refusal to supply the components for Qtrypta or any other product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our CMOs were to fail to fill our purchase orders, the development or commercialization of the affected product candidate could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable, the lead time needed to establish a new relationship can be lengthy, and because the expenses relating to the transfer of necessary technology and processes could be significant. It may take several years to establish an alternative source of supply for our product candidate and to have any such new source approved by the FDA, the European Medicines Agency ("EMA"), or any other relevant regulatory authorities.
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
We currently have no internal sales, marketing or distribution capabilities. Even if Qtrypta is approved by the FDA, we may not be able to effectively market and distribute Qtrypta. We have engaged Eversana to conduct agreed commercialization activities, and to utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for Qtrypta. Eversana may be unable to identify and retain suitable candidates to fill our direct sales force needs, on our expected launch timeframe or otherwise. To the extent we and Eversana are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market Qtrypta. Further, there can be no assurance that the capabilities of Eversana will be effective in marketing and selling Qtrypta, or that their personnel will be more effective than an internally developed sales organization. In addition, Eversana may terminate our agreement, including the obligation to provide a revolving credit facility, and can terminate the agreement under certain additional circumstances, including if FDA approval of Qtrypta is not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the agreement by us that is not cured within a defined time period, for our insolvency, if Qtrypta is subject to a safety recall in the United States or if Qtrypta is not commercially launched within a specified time period after FDA approval of the NDA. As result of our receipt of the CRL and the additional PK study, it is not likely that we will obtain FDA approval prior to July 31, 2021, which would provide Eversana with the right to terminate our agreement. If we and Eversana fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminate our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. In such an event, we would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.
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
In the pharmaceutical industry, significant litigation and other proceedings, including interferences, oppositions, reexamination, inter partes review, derivation and post-grant review proceedings before the USPTO and corresponding foreign patent offices, regarding patents, patent applications, trademarks and other intellectual property rights have become commonplace. The types of situations in which we may become a party to such proceedings include:
•we or our collaborators may initiate litigation or other proceedings against third-parties seeking to invalidate the patents held by those third-parties or to obtain a judgment that our products or processes do not infringe those third-parties’ patents;
•if our competitors file patent applications that claim technology also claimed by us or our licensors, we or our licensors may be required to participate in interference or opposition proceedings to determine the priority of invention, which could jeopardize our patent rights and potentially provide a third-party with a dominant patent position;
•if third-parties initiate litigation claiming that our processes or products infringe their patent or other intellectual property rights, we and our collaborators will need to defend against such proceedings; and,
•if a license to necessary intellectual property is terminated, the licensor may initiate litigation claiming that our processes or products infringe, misappropriate or otherwise violate their patent or other intellectual property rights and/or that we breached our obligations under the license agreement, and we and our collaborators would need to defend against such proceedings.
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
•the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal government program, or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians, certain other healthcare providers beginning in 2022, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.
State and foreign laws also govern the privacy and security of health-related and other personal information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Economic Area ("EEA") is governed by the GDPR, which imposes strict requirements for processing personal data of individuals within the EEA. The GDPR provides that EU and EEA Member States may make their own further laws and regulations, which may impose more limitations, including in relation to the processing of genetic, biometric or health data, which may result in differences between Member State laws, limit our ability to use and share personal data, cause our costs to increase, and/or harm our business and/or financial condition. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.
In addition, on June 28, 2018, the State of California enacted the CCPA, which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. Additionally, a new ballot initiative, the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions.

Efforts to ensure that our business arrangements with third-parties will comply with applicable healthcare laws and regulations will also involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, disgorgement, diminished profits and future earnings and the curtailment or restructuring of our operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) included a provision repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. This decision was subsequently appealed, and on December 18,

2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the decision of the district court that the individual mandate, as amended by the Tax Act, was unconstitutional. The Fifth Circuit remanded the case to the district court to consider a remedy, including to consider and explain which provisions of the ACA are inseverable and invalid. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.
Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. These new laws and any other future legislative or policy changes may result in additional reductions in Medicare and other healthcare funding, which may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our out-licensed products and product candidates (if and when approved) and accordingly, our financial results.
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
Changes in U.S. tax law could adversely affect our business and financial condition.

Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability. For example, the Tax Act was enacted in the United States on December 22, 2017. Given our valuation allowance position, the Tax Act is not expected to have a significant impact on our effective tax rate, cash tax expenses or net deferred tax assets. Additionally, on March 27, 2020 and December 27, 2020, the United States enacted the CARES Act and the Consolidated Appropriation Act ("CAA"), respectively, as a result of the Coronavirus pandemic, which contain, among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We have evaluated the current legislation and, at this time, we do not anticipate that the CARES Act or CCA will have a material impact on our financial statements; however, the future impact of these acts and any other future changes in tax law on holders of our common stock is uncertain and could adversely affect our business and financial condition.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have experienced such ownership changes in the past (and derecognized certain deferred tax assets as of December 31, 2020 in connection with ownership changes we determined had occurred prior to such date), and we may experience ownership changes in the future as a result of future offerings and/or subsequent shifts in our stock ownership, some of which may be outside our control. Because our ability to use our net operating loss carryforwards and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through March 9, 2021, for example, our stock has traded in a range with a low of $0.328 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Moreover, the global stock markets have experienced, and may continue to experience, significant volatility as a result of the COVID-19 pandemic. The COVID-19 pandemic and the significant uncertainties it has caused for the global economy, business activity and business confidence have had, and may continue to have, a significant effect on the market price of securities generally, including our common stock.
We and certain of our current and former executive officers have been named as defendants in a purported securities class action lawsuit, and a related shareholder derivative lawsuit has been filed; defending against these lawsuits could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California (the "Court"). The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020. The complaints allege that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February, 4, 2021, the actions were consolidated and the Court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action. The Co-Lead Plaintiffs’ deadline to file a consolidated amended complaint is March 29, 2021. We anticipate filing a motion to dismiss. Pursuant to a stipulated court order, we expect to file the motion on May 13, 2021; the Co-lead Plaintiffs are expected to file their opposition on June 14, 2021; and we expect to file a reply brief on July 6, 2021. The earliest date upon which the Court may hear the motion is July 20, 2021. These dates are subject to change upon court order or if the Co-Lead Plaintiffs file their consolidated amended complaint prior to the March 29, 2021 deadline.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware. The complaint alleges breaches of the defendants’ fiduciary duties as directors and/or officers of the Company, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief.
These lawsuits and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle these or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price. See Item 3. “Legal Proceedings” for additional information regarding the class actions.
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
On March 26, 2020, we received written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). On August 14, 2020, we received a notice from Nasdaq notifying us that we had regained compliance with the $1.00 minimum bid price requirement. On November 12, 2020, we received another written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days to regain compliance with the minimum bid price requirement. On March 4, 2021, we received a notice from Nasdaq notifying us that we had regained compliance with the listing rule. However, as our stock price has been volatile, there can be no assurance that we will not fall out of compliance again in the future.
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
We are no longer an “emerging growth company” and may no longer take advantage of certain exemptions from various reporting requirements that are applicable to other public companies.
Effective December 31, 2020, we are no longer an emerging growth company and may no longer take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, such as exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. This increase in reporting requirements will further increase our compliance burden.
As a “smaller reporting company,” however, we are still able to take advantage of certain exemptions available to smaller reporting companies. We intend to take advantage of some of these exemptions, including:
•being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and
•reduced disclosure obligations regarding executive compensation.
In addition, as a non-accelerated filer, we are not required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting.

We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer a smaller reporting company or a non-accelerated filer, as applicable.
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
Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third-parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development and manufacturing programs. Our operations depend, in part, on the continued performance of our information technology systems. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability and financial condition. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. Our third-party service providers have experienced such attacks and we and our third-party service providers may experience attacks in the future.
Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. It is possible that a cybersecurity attack might not be noticed for some period of time. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. In addition, the unauthorized dissemination of sensitive personal information or proprietary or confidential information could expose us or other third-parties to regulatory fines or penalties, litigation and potential liability, or otherwise harm our business. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable data privacy and security law and regulations. We would be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC. Compliance with the various reporting and other requirements applicable to public reporting companies require considerable time, attention of management, and financial resources.
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
Item 3. LEGAL PROCEEDINGS
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020. The complaints allege that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action. The Co-Lead Plaintiffs’ deadline to file a consolidated amended complaint is March 29, 2021. We anticipate filing a motion to dismiss. Pursuant to a stipulated court order, we expect to file the motion on May 13, 2021; the Co-Lead Plaintiffs are expected to file their opposition on June 14, 2021; and we expect to file a reply brief on July 6, 2021. The earliest date upon which the Court may hear the motion is July 20, 2021. These dates are subject to change upon court order or if the Co-Lead Plaintiffs file their consolidated amended complaint prior to the March 29, 2021 deadline.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168. The complaint alleges breaches of the defendants’ fiduciary duties as our directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. We believe the cases are without merit and we intend to vigorously defend against the claims.
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
Holders of Common Stock
As of March 9, 2021, there were 11 holders of record of our common stock based on information furnished by Computershare Trust Company, NA, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms.
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
Performance Graph
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required by this Item.
Recent Sale of Unregistered Securities
Inducement Grant Award
On November 16, 2020, we granted a stock option to purchase 100,000 shares of our common stock to a new employee as an inducement award. The stock option has an exercise price of $0.48 per share, which is equal to the closing price of our common stock on the grant date. 25% of the shares underlying the option will vest on November 16, 2021, and 1/48th of the total shares will vest monthly thereafter, subject to continued service. The award was approved in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.
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
Not applicable.

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
Overview
Zosano Pharma Corporation is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using our proprietary transdermal microneedle system (the “System”). Our System is designed to facilitate rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is applied with a reusable hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles penetrate the stratum corneum to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and stability may offer significant therapeutic and practical advantages, and on developing products where rapid administration of approved drugs with established safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards potential commercialization.
Our development efforts are currently focused on our product candidate, Qtrypta™ (M207) ("Qtrypta"). Qtrypta is our proprietary formulation of zolmitriptan delivered utilizing our System. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. Qtrypta was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. Qtrypta is designed for rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal ("GI") tract.
We submitted a 505(b)(2) New Drug Application (“NDA”) for Qtrypta to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials and inadequate pharmacokinetic bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our pharmacokinetic studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.

On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the Qtrypta NDA. Based on feedback from the Type A meeting held with the Division, we plan to conduct an additional pharmacokinetic (“PK”) study for inclusion in an NDA resubmission package. During the meeting, the Division did not request that we conduct any further clinical efficacy studies to support the resubmission. On February 19, 2021, we received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the planned PK study to generate additional safety information. This assessment is included in the proposed study protocol, which has been submitted to the FDA. The Division indicated willingness to review the study protocol and provide comments prior to the initiation of the study. Our plans for resubmitting the NDA are based on our discussions with the FDA and may be subject to change upon receipt of the FDA’s comments to the proposed study protocol. We will incur additional costs and delays in our previously anticipated timeline for potential commercialization due to the additional PK study, and our plan to resubmit the NDA may be further delayed and we may incur higher than anticipated additional costs depending on the feedback we receive from the FDA on the study protocol and the time it takes to complete the PK study, or any additional studies or other requirements of the FDA. In addition, there is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction.
We do not anticipate realizing product revenues unless and until the FDA approves our Qtrypta NDA and we begin commercializing Qtrypta, which may never occur.
If approved, we plan to use contract manufacturing organizations ("CMOs") for the commercial production of Qtrypta. These CMOs include companies that will produce the various components that comprise our patch, our applicator, as well as the final packaging of the finished product. If approved, our CMOs will be required to produce commercial supply of Qtrypta in accordance with the FDA’s current good manufacturing practices ("cGMP") regulations. These companies are located in the United States and have expertise and experience in contract manufacturing.
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
On August 6, 2020, we entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of Qtrypta in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, Eversana and we will cooperate to conduct activities over the term of the Eversana Agreement pursuant to a commercialization budget estimated at approximately $250.0 million. We maintain ownership of the Qtrypta NDA as well as all legal, regulatory and manufacturing responsibilities for Qtrypta. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for Qtrypta. Eversana will receive reimbursement of certain commercialization costs and a low double digit to mid-teen percentage of product profits if and when our net sales for Qtrypta surpass certain costs incurred by the parties pursuant to the commercialization budget.
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the NDA. Upon expiration or termination of the Eversana Agreement, we will retain all profits from product sales consummated after expiration or termination and assume all future corresponding commercialization responsibilities. We may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if we decide to discontinue development or commercialization efforts for Qtrypta in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control. Either party may terminate the Eversana Agreement if FDA approval is not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if Qtrypta is subject to a safety recall in the United States or if Qtrypta is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement). Due to the CRL and additional PK study, we do not expect that FDA approval of the NDA will be received by July 31, 2021.
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
Stock-Based Compensation
We have equity incentive plans under which various types of equity-based awards including, but not limited to, non-qualified stock options and restricted stock awards, may be granted to employees, non-employee directors, and non-employee consultants. Our equity incentive plans also allow incentive stock options to be awarded to employees. We have also awarded inducement grants to purchase common stock to new employees outside the existing equity incentive plans in accordance with Nasdaq listing rule 5635(c)(4).
We account for stock-based compensation, based on the fair value of the stock-based awards on the date that the grants are ultimately expected to vest. The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the grantee’s requisite service period. Prior to 2020, we did not have sufficient historical stock price information to meet the expected life of the stock option grants, and therefore, we used a blended volatility rate that included our common stock trading history supplemented with the trading history from the common stock of a set of comparable publicly-traded biopharmaceutical companies. During 2020, we determined that a sufficient amount of historical information was available regarding the volatility of our stock price and that it was no longer necessary to utilize a blended volatility rate. Due to the lack of historical exercise data to provide a reasonable basis upon which to estimate an expected term, we have opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term of the award to estimate the expected term. We recognize the impact of stock option forfeitures on stock-based compensation expense in the period the award is forfeited.
Financial Operations Overview
General
As of December 31, 2020, we had an accumulated deficit of approximately $332.2 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
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
We will require additional capital to undertake our planned pre-commercialization activities, research and development activities and to meet our operating requirements in and beyond 2021. We intend to raise such capital through the issuance of additional equity through public or private offerings, debt financing, strategic alliances with pharmaceutical partners, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our Qtrypta development program, out-license intellectual property rights to our transdermal delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our technology. We cannot forecast with any degree of certainty if we will enter into collaborations for Qtrypta or any other potential future use of our technology or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion of costs of our research and development projects or if, when and to what extent we will generate revenue from their commercialization and sale. Additionally, a future collaborative partner may only be interested in applying our technology in the development and advancement of their own product candidates.
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
Service revenue
Service revenue is related to feasibility studies in which we provide research and development services to customers to determine the feasibility of using our System in connection with the customers’ pharmaceutical agents. In 2020, we recognized revenue on agreements with two pharmaceutical companies for such studies. We expect these studies to continue in 2021 and for service revenue to fluctuate based on the volume and activity of the feasibility studies.
Cost of service revenue
Cost of service revenue consists of personnel and material costs associated with feasibility studies. In 2020, we incurred costs related to two such studies. We expect these studies to continue in 2021 and expect cost of service revenue to fluctuate in 2021 based on the volume and activity of the feasibility studies.
Research and development expenses
Research and development expenses consist primarily of:
•Salaries and related expenses for personnel in research and development functions, including stock-based compensation;
•Expenses related to the production of our System, including the purchase of active pharmaceutical ingredients and raw materials as well as fees paid to contract manufacturing organizations;
•Expenses related to the performance of drug formulation and clinical trials and studies, including fees paid to CROs, clinical consultants, clinical trial sites and vendors, including IRBs, in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis; and
•Allocation of certain shared costs, such as depreciation and facilities-related costs.
For the year ended December 31, 2020, our research and development efforts and resources focused primarily on advancing the development of Qtrypta.
General and administrative expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services and other general operating expenses not otherwise included in research and development. We expect that our general and administrative expenses will increase as we move toward commercialization of our product candidate, Qtrypta, if approved.

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
Other income (expense). Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations.
Results of Operations
Comparison of the year ended December 31, 2020 and 2019

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(In thousands)
Service revenue	$224	$—	$224	N/A
Operating expenses:
Cost of service revenue	$171	$—	$171	N/A
Research and development	$21,622	$25,385	$(3,763)	(15)%
General and administrative	$11,189	$11,812	$(623)	(5)%

Other income (expense):
Interest income	$18	$207	$(189)	(91)%
Interest expense	$(719)	$(523)	$(196)	37%
Other income (expense), net	$90	$(76)	$166	*

* Not meaningful.
Service revenue
In 2020, service revenue related to agreements with two pharmaceutical companies for feasibility studies. We expect these studies to continue in 2021 and for service revenue to fluctuate based on the volume and activity of the feasibility studies.
Cost of service revenue
In 2020, cost of service revenue related to two feasibility studies. We expect these studies to continue in 2021 and expect cost of service revenue to fluctuate in 2021 based on the volume and activity of the feasibility studies.
Research and development expenses
Research and development expenses decreased approximately $3.8 million, or 15%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to lower clinical expenses of $3.5 million resulting from the completion of the Qtrypta LTSS and PK study, lower employee costs of $0.9 million and $1.1 million in lower travel and general business expenses. These decreases were offset by increases of $0.9 million in production and manufacturing costs due to the scale up and technology transfer to our commercial manufacturing organizations and $0.8 million of additional depreciation related to assets placed into service at our contract manufacturing organizations.
General and administrative expenses
General and administrative expenses decreased approximately $0.6 million, or 5%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease was primarily due to a decrease of $0.9 million in compensation costs due to lower headcount and a $0.5 million decrease in professional service costs related to reduced strategic and pre-commercial activities. These decreases were partially offset by approximately $0.8 million increase in legal and professional services costs related to corporate and intellectual property matters.

Other income and expense
Interest income. For the years ended December 31, 2020 and 2019, interest income resulted primarily from interest recognized related to investments in marketable securities. The decrease for the year ended December 31, 2020 as compared to the same period in 2019 resulted from lower investment balances due to maturities of investments during the year and lower interest rates.
Interest expense. For the years ended December 31, 2020 and 2019, interest expense consisted primarily of interest and amortization of debt discount. The increase in interest expense resulted from a higher outstanding balance on our build-to-suit obligation with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) ("Trinity"). In 2019 and 2020, we capitalized a portion of interest paid to Trinity as construction-in-progress.
Other income (expense). Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations.
Income Taxes
As of December 31, 2020, we had deferred tax assets of $31.4 million and deferred tax liabilities of $1.1 million. The deferred tax assets primarily consisted of federal and state tax net operating losses and research and development tax credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our net deferred tax assets. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $106.5 million and state net operating loss carryforwards of approximately $25.8 million. As of December 31, 2019, we had federal net operating loss carryforwards of approximately $76.0 million and state net operating loss carryforwards of approximately $68.2 million. If not utilized, certain federal net operating loss carryforwards incurred before January 1, 2018, will expire beginning in 2026, and state net operating loss carryforwards will expire beginning in 2028. The federal net operating losses incurred in 2018 and beyond do not expire.
As of December 31, 2020, we had federal and state research and development credit carryforwards of approximately $0.5 million and $6.0 million, respectively. As of December 31, 2019, we had federal and state research and development credit carryforwards of approximately $1.6 million and $5.6 million, respectively. If not utilized, the federal tax credits will begin to expire in 2040 and state tax credits currently do not expire.
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
On March 27, 2020 and December 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and the Consolidated Appropriation Act ("CAA"), respectively, as a result of the COVID-19 pandemic, which contain among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We have evaluated the current legislation and at this time, do not anticipate that the tax provisions in the CARES Act or CCA will have a material impact on our financial statements.
Liquidity and Capital Resources
Our liquidity and capital resources are summarized as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$35,263	$6,316
Working capital*	$21,205	$(9,424)
Accumulated deficit	$(332,190)	$(298,821)

* We define working capital as current assets less current liabilities. See our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.

Our cash and cash equivalents totaled $35.3 million as of December 31, 2020 compared to $6.3 million as of December 31, 2019, representing an increase of $29.0 million, which was primarily due to the proceeds from the issuance of common stock and warrants, net of commissions and discounts, of $38.7 million in connection with our offerings in 2020, and $14.9 million from the exercise of the related warrants, the proceeds from the issuance of common stock in connection with at-the-market offerings, net of commissions of $16.2 million, and $1.6 million from a PPP loan. These increases were primarily offset by cash used in other operating activities of $31.7 million, purchases of property and equipment of $8.5 million and payments to Trinity on our build-to-suit obligation of $2.2 million.
Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of issuance of this Annual Report on Form 10-K, and we will need to obtain additional capital resources through an equity offering, a debt financing, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
We filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020 ("2020 Shelf Registration Statement"). This shelf registration statement provides us with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million. As of December 31, 2020, we have approximately $33.7 million remaining on this shelf registration statement.
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
We expect to incur additional losses in the future and will require additional financing to develop our Qtrypta product candidate, conduct pre-commercialization manufacturing activities and fund our operations. If we are unable to raise additional funds when needed, we may be required to suspend, delay, reduce or terminate our development programs and clinical trials. We may also be required to sell or license our technologies, clinical product candidates, or programs, if any, that we would prefer to develop and commercialize ourselves.
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

Cash Flows

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(31,718)	$(34,817)
Investing activities	(8,487)	2,164
Financing activities	69,152	29,829
Increase (decrease) in cash, cash equivalents, and restricted cash	$28,947	$(2,824)
Operating Cash Flow: Net cash used in both 2020 and 2019 was primarily related to personnel, manufacturing, facility and technology transfer and development costs in conjunction with services performed by our contract manufacturers, clinical development and trial costs, other pre-commercial activities and other administrative expenses incurred in the course of our continuing operations. The changes in net cash used in operating activities are primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
Net cash used in operating activities for 2020 of $31.7 million was primarily due to our net loss of $33.4 million adjusted for non-cash stock-based compensation of $1.6 million, depreciation and amortization of $1.4 million and a decrease in our accounts payable of $1.5 million. Net cash used in operating activities for 2019 of $34.8 million was primarily due to our net loss of $37.6 million, adjusted for non-cash stock-based compensation of $1.6 million, depreciation and amortization of $0.7 million and an increase in our accounts payable and accrued liabilities of $0.5 million.
Investing Cash Flow: Net cash used in investing activities of $8.5 million for 2020 was the result of property and equipment purchases to support our pre-commercialization activities. Net cash provided by investing activities of $2.2 million for 2019 was primarily the result of $13.9 million of net proceeds from maturities of marketable securities, partially offset by $11.8 million of property and equipment purchases to support our pre-commercialization activities.
Financing Cash Flow: Net cash provided by financing activities of $69.2 million for 2020 was primarily due to the proceeds from the issuance of common stock and warrants, net of commissions and discounts, of $38.7 million in connection with our offerings in 2020, and $14.9 million from the exercise of the related warrants, the proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions of $16.2 million, and $1.6 million from a PPP loan. These proceeds were offset by repayments on the Trinity build-to-suit obligation of $2.2 million. See below for a further discussion of our equity and debt activity in 2020. Net cash provided by financing activities of $29.8 million in 2019 was primarily due to proceeds from various common stock offerings throughout the year amounting to $26.8 million, proceeds from additional Trinity drawdowns of $6.1 million, offset by repayments on the Trinity build-to-suit obligation of $3.1 million.
2020 Offerings
On August 31, 2020, we entered into an underwriting agreement with BTIG, LLC (“BTIG”), pursuant to which we issued and sold 15,937,130 shares of our common stock to BTIG at a price of $1.304 per share. The offering closed on September 3, 2020. We received net proceeds of approximately $20.3 million after deducting expenses payable by us in connection with the offering. The shares were sold pursuant to the 2020 Shelf Registration Statement and the prospectus supplement dated August 31, 2020.
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering of (i) 11,903,506 shares of our common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, after deducting the placement agent fees and other offering expenses. During the year ended December 31, 2020, Series E Warrants to purchase 7,194,004 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $5.8 million. During the period from January 1, 2021 to March 11, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020.

On February 14, 2020, we closed an underwritten offering for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and other offering expenses. During the year ended December 31, 2020, Series C Warrants to purchase 13,986,146 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $9.1 million. During the period from January 1, 2021 to March 11, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020.
At-the-Market Offerings
On June 8, 2020, we entered into a sales agreement with BTIG, as sales agent, to establish an at-the-market offering program (“2020 ATM”), under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. We are required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide BTIG with customary indemnification rights. No shares were sold under the 2020 ATM during the quarter ended December 31, 2020. During the year ended December 31, 2020, we issued and sold 13,237,026 shares of our common stock at an average price of $1.07 per share under the 2020 ATM with aggregate net proceeds of approximately $13.5 million after deducting commission and offering expenses. The shares were sold pursuant to the 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020.
On August 19, 2019, we entered into a sales agreement with BTIG, as sales agent, to establish an at-the-market offering program ("2019 ATM"), under which we were permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2020, we issued and sold 2,151,346 shares of our common stock at an average price of $1.30 per share under the 2019 ATM. The aggregate net proceeds were approximately $2.7 million after BTIG's commission and other offering expenses. On March 4, 2020, we delivered notice of termination of the sales agreement to BTIG. We did not incur any termination penalties as a result of our termination of the sales agreement.
Trinity Build-to-Suit Obligation
On May 27, 2020, we entered into the First Amendment to Lease Documents (the “Trinity Amendment”) with Trinity, which, among other things, extended the term of each lease schedule from a 36-month term to a 42-month term by providing for an interest-only period from May 2020 through October 2020. Principal payments recommenced November 1, 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of equipment cost at the end of each 42-month-term.
PPP Loan
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

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Operating Lease Obligations (1)	Build-to-suit Obligation (2)	Paycheck Protection Program Loan Obligation (3)	Equipment Purchase Commitments (4)	Contract Manufacturing Commitments (5)	Total
2021	$1,976	$5,397	$814	$3,989	$2,028	$14,204
2022	2,043	4,104	813	—	1,978	8,938
2023	2,017	1,024	—	—	—	3,041
2024	1,371	—	—	—	—	1,371
Total	$7,407	$10,525	$1,627	$3,989	$4,006	$27,554

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
(3) Paycheck Protection Program loan obligation
The Paycheck Protection Program loan obligation consists of principal and interest payments under the PPP Note. We applied for forgiveness of the loan amount and accrued interest on October 4, 2020, however, we can provide no assurance that we will be granted forgiveness of the PPP Loan in whole or in part. See Note 7. Debt Financing of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(4) Equipment purchase commitments
Equipment purchase commitments relate to a purchase commitment with a manufacturer to build a commercial coating and primary packaging system for the production of our product candidate, Qtrypta. The terms of the purchase commitment is generally contingent upon performance of certain milestones. See Note 10. Commitments and Contingencies, of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $35.3 million as of December 31, 2020, which consisted of bank deposits. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Zosano Pharma Corporation
Financial Statements
December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Zosano Pharma Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Zosano Pharma Corporation (the "Company") as of December 31, 2020 and 2019, the related statement of operations and comprehensive loss, changes in stockholders’ equity and statement of cash flow, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operating activities since inception and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP
San Francisco, California
March 11, 2021

We have served as the Company's auditor since 2019.

ZOSANO PHARMA CORPORATION
BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$35,263	$6,316
Prepaid expenses and other current assets	453	497
Total current assets	35,716	6,813
Restricted cash	455	455
Property and equipment, net	30,909	24,636
Operating lease right-of-use assets	4,928	5,763
Other long-term assets	3	3
Total assets	$72,011	$37,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,884	$4,356
Accrued compensation	2,294	2,015
Build-to-suit obligation, current portion	4,779	4,554
Operating lease liabilities, current portion	1,378	1,140
Paycheck Protection Program loan, current portion	809	—
Other accrued liabilities	3,367	4,172
Total current liabilities	14,511	16,237
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	4,359	6,095
Operating lease liabilities, long-term portion	4,687	5,931
Paycheck Protection Program loan, long-term portion	812	—
Other long-term liabilities	127	15
Total liabilities	24,496	28,278
Commitments and contingencies (see note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of December 31, 2020 and 2019, respectively; 102,066,218 and 23,503,214 shares issued and outstanding as of December 31, 2020 and 2019, respectively	10	2
Additional paid-in capital	379,695	308,211
Accumulated deficit	(332,190)	(298,821)
Total stockholders’ equity	47,515	9,392
Total liabilities and stockholders’ equity	$72,011	$37,670

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019

Service revenue	$224	$—
Operating expenses:
Cost of service revenue	171	—
Research and development	21,622	25,385
General and administrative	11,189	11,812
Total operating expenses	32,982	37,197
Loss from operations	(32,758)	(37,197)
Other income (expense):
Interest income	18	207
Interest expense	(719)	(523)
Other income (expense), net	90	(76)
Loss before provision for income taxes	(33,369)	(37,589)
Provision for income taxes	—	—
Net loss	$(33,369)	$(37,589)
Unrealized gain on marketable securities, net of tax	—	5
Comprehensive loss	$(33,369)	$(37,584)

Net loss per common share – basic and diluted	$(0.49)	$(2.29)
Weighted-average common shares used in computing net loss per common share – basic and diluted	67,907	16,384

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amount)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2019	11,973,039	$1	$279,946	$(261,232)	$(5)	$18,710
Issuance of common stock in connection with offering, net	5,750,000	1	18,330	—	—	18,331
Issuance of common stock in connection with at-the-market offering program, net	3,599,141	—	5,233	—	—	5,233
Issuance of common stock in connection with registered direct offering, net	2,181,034	—	3,090	—	—	3,090
Stock-based compensation	—	—	1,612	—	—	1,612
Unrealized gain on marketable securities	—	—	—	—	5	5
Net loss	—	—	—	(37,589)	—	(37,589)
Balance at December 31, 2019	23,503,214	2	308,211	(298,821)	—	9,392
Issuance of common stock in connection with offering, net	15,937,130	1	20,335	—	—	20,336
Issuance of common stock in connection with at-the-market offering program, net	15,388,372	2	16,232	—	—	16,234
Issuance of common stock and Series E warrants in connection with registered direct offering, net	11,903,506	1	10,210	—	—	10,211
Issuance of common stock, Series C and Series D pre-funded warrants, in connection with public offering, net	11,992,307	2	8,262	—	—	8,264
Issuance of common stock upon exercise of Series D pre-funded warrants	2,161,539	—	—	—	—	—
Issuance of common stock upon exercise of Series C warrants	13,986,146	1	9,090	—	—	9,091
Issuance of common stock upon exercise of Series E warrants	7,194,004	1	5,772	—	—	5,773
Stock-based compensation	—	—	1,583	—	—	1,583
Net loss	—	—	—	(33,369)	—	(33,369)
Balance at December 31, 2020	102,066,218	$10	$379,695	$(332,190)	$—	$47,515

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(33,369)	$(37,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,583	1,612
Change in operating lease right-of-use assets	980	841
Depreciation and amortization	1,426	683
Effective interest on financing obligations	722	860
Capitalized effective interest	(447)	(582)
Accretion of interest on marketable securities	—	(55)
Other	7	93
Change in operating assets and liabilities:
Prepaid expenses and other assets	(17)	(193)
Accounts payable	(1,472)	1,764
Accrued compensation and other accrued liabilities	21	(1,288)
Operating lease liabilities	(1,152)	(963)
Net cash used in operating activities	(31,718)	(34,817)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	17,400
Purchases of marketable securities	—	(3,476)
Purchases of property and equipment	(8,487)	(11,760)
Net cash (used in) provided by investing activities	(8,487)	2,164
Cash flows from financing activities:
Proceeds from offering of securities, net of commissions and offering costs	20,336	18,331
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	16,183	5,289
Proceeds from registered direct offering of securities, net of commissions and offering costs	10,135	3,162
Proceeds from exercise of Series C warrants	9,091	—
Proceeds from public offering of securities and exercise of pre-funded Series D warrants, net of commissions and offering costs	8,264	—
Proceeds from exercise of Series E warrants	5,773	—
Proceeds from Paycheck Protection Program loan	1,610	—
Proceeds from build-to-suit obligation, net of issuance costs	—	6,126
Principal payments on financing obligations	(2,240)	(3,079)
Net cash provided by financing activities	69,152	29,829
Net increase (decrease) in cash, cash equivalents and restricted cash	28,947	(2,824)
Cash, cash equivalents and restricted cash at beginning of year	6,771	9,595
Cash, cash equivalents and restricted cash at end of year	$35,718	$6,771
Supplemental cash flow information:
Cash paid for interest	$961	$834
Cash paid for income taxes	$13	$3
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$3,088	$4,420
Asset retirement obligation	$97	$—
Accrued offering costs	$—	$188

The accompanying notes are an integral part of these financial statements.

Zosano Pharma Corporation
Notes to Financial Statements
For the Years Ended December 31, 2020 and 2019

1.    Organization
The Company
Zosano Pharma Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using its proprietary transdermal microneedle system ("System").
The Company submitted a 505(b)(2) New Drug Application (“NDA”) for Qtrypta™ (M207) (“Qtrypta”) to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, the Company received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter received by the Company on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in the Company’s trials and inadequate pharmacokinetic bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in the Company’s pharmacokinetic studies. The FDA recommended that the Company conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of the Company’s contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.
On January 29, 2021, the Company held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the Qtrypta NDA. Based on feedback from the Type A meeting held with the Division, the Company plans to conduct an additional pharmacokinetic (“PK”) study for inclusion in an NDA resubmission package. During the meeting, the Division did not request that the Company conduct any further clinical efficacy studies to support the resubmission. On February 19, 2021, the Company received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with the Company's expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the planned PK study to generate additional safety information. This assessment is included in the proposed study protocol, which has been submitted to the FDA. The Division indicated willingness to review the study protocol and provide comments prior to the initiation of the study. The Company's plans for resubmitting the NDA are based on discussions with the FDA and may be subject to change upon receipt of the FDA’s comments to the proposed study protocol.
The Company does not anticipate realizing product revenues unless and until the FDA approves the NDA and the Company begins commercializing Qtrypta, which may never occur.
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

Liquidity and Substantial Doubt about Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of December 31, 2020, had an accumulated deficit of $332.2 million. As of December 31, 2020, the Company had approximately $35.3 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of issuance of this Annual Report on Form 10-K. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Shelf Registration
The Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on April 16, 2020 ("2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $33.7 million is available at December 31, 2020.
At-the-Market Offering Program - 2020
On June 8, 2020, the Company entered into a sales agreement with BTIG, LLC ("BTIG") as sales agent, to establish an at-the-market offering program (“2020 ATM”), under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2020, the Company issued and sold 13,237,026 shares of its common stock at an average price of $1.07 per share under the 2020 ATM with aggregate net proceeds of approximately $13.5 million after deducting commissions and offering expenses payable by the Company. The shares were sold pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020.
Offering - September 2020
On August 31, 2020, the Company entered into an underwriting agreement with BTIG, pursuant to which the Company issued and sold 15,937,130 shares of its common stock to BTIG at a price of $1.304 per share. The offering closed on September 3, 2020. The Company received net proceeds of approximately $20.3 million after deducting expenses payable by the Company in connection with the offering. The shares were sold pursuant to the 2020 Shelf Registration Statement and the prospectus supplement dated August 31, 2020.
Registered Direct Offering - March 2020
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the "March 2020 Offering") of (i) 11,903,506 shares of the Company’s common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, after deducting the placement agent fees and other offering expenses. During the year ended December 31, 2020, Series E Warrants to purchase 7,194,004 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $5.8 million. During the period from January 1, 2021 to March 11, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020.
Public Offering - February 2020
On February 14, 2020, the Company closed an underwritten offering (the "February 2020 Offering") for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and other offering expenses. During the year ended December 31, 2020, Series C Warrants to purchase 13,986,146 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $9.1 million. During the period from January 1, 2021 to March 11, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Due to the COVID-19 pandemic, there has been uncertainty in the global financial markets and economic conditions. The Company is closely monitoring the impact of the COVID-19 pandemic on its business, including how it will impact its employees, clinical trials and third-party service providers who perform critical services for the Company's business. In addition, the impact of the COVID-19 pandemic on the global financial markets and economic conditions could impact the Company's ability to raise capital through an equity financing, debt financing, a license or collaboration or a combination of such sources of capital, and as a result, its ability to continue as a going concern. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it. As of the date of issuance of this Annual Report on Form 10-K, management is not aware of any specific event or circumstances that would require an update to its estimates or a revision of the carrying value of its assets or liabilities. These estimates may change, as new events occur, and additional information is obtained.
Segment Reporting
The Company operates in one reportable segment: the development of human pharmaceutical products. All long-lived assets are maintained in the United States.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
As of December 31, 2020 and 2019, the Company had restricted cash of approximately $0.5 million primarily consisting of deposits of $0.3 million to secure its building lease until the end of the lease term and a deposit of approximately $0.1 million to a utility provider.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows.

	December 31, 2020	December 31, 2019
	(in thousands)
Cash and cash equivalents	$35,263	$6,316
Restricted cash	455	455
Total	$35,718	$6,771

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
There was no impairment of long-lived assets during the years ended December 31, 2020 and December 31, 2019.
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
Revenue
On October 1, 2020, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (“Topic 605”) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 using the modified retrospective transition method on October 1, 2020 as the Company did not have revenue from the required adoption date of Topic 606 until October 1, 2020.
For all revenue transactions, the Company evaluates its contracts with customers to determine revenue recognition using the following five-step model:
1.Identify the contract(s) with a customer;
2.Identify the performance obligations in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the identified performance obligations; and
5.Recognize revenue when (or as) the Company satisfies a performance obligation.

Currently, the Company's revenue is related to feasibility studies in which the Company provides research and development services to customers to determine the feasibility of using its System in connection with the customers’ pharmaceuticals. All studies are evidenced by signed contracts delineating the terms of the services provided. Performance obligations generally consist of various phases of research and development activities and the agreements may also include provisions for exclusivity, future licensing negotiations options and most favored pricing. Such additional provisions are analyzed on an individual basis to determine whether they represent performance obligations. The transaction price is stipulated in the specific agreement and is allocated to research and development activities using the cost-plus-margin method and to any additional provisions using the residual value method. Revenue for research and development activities is typically recognized over time using a percentage of completion input method as there is open communication and transfer of understanding and know-how between the parties during the research and development activities. Revenue recognition for exclusivity agreements is recognized ratably over the duration of the exclusivity. The Company analyzes its agreements regularly to determine the need for any reserves for unexpected payment. As of December 31, 2020, the Company has not recorded any such reserves.
Research and Development Expenses
Research and development costs are charged to expense as incurred and consist of costs related to seeking regulatory approval of the Company's primary product candidate, Qtrypta, pre-commercialization efforts for Qtrypta, clinical trial costs and furthering its research and development efforts. Research and development costs include salaries and related employee benefits, fees paid to contract manufacturing organizations ("CMOs") that conduct manufacturing activities on behalf of the Company, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, costs of active pharmaceutical ingredients and raw materials and research and development related overhead expenses.
For the year ended December 31, 2020, the Company incurred research and development costs of approximately $7.2 million in connection with the Company's research and development efforts and approximately $14.4 million in the manufacturing of the Company’s System and facility set-up and technology transfer fees to its CMOs. For the year ended December 31, 2019, the Company incurred research and development costs of approximately $11.5 million in connection with the Company’s research and development efforts and approximately $13.9 million in the manufacturing of the Company’s System and facility set-up and technology transfer fees to its CMOs.
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
The Company accounts for stock-based compensation, based on the fair value of the stock-based awards on the date of grant. The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the awardee’s requisite service period. Prior to 2020, the Company did not have sufficient historical stock price information to meet the expected life of the stock option grants, and therefore, it used a blended volatility rate that included its common stock trading history supplemented with the trading history from the common stock of a set of comparable publicly-traded biopharmaceutical companies. During 2020, the Company determined that a sufficient amount of historical information was available regarding the volatility of its stock price and that it was no longer necessary to utilize a blended volatility rate. Due to the lack of historical exercise data to provide a reasonable basis upon which to estimate an expected term, the Company has opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term of the award to estimate the expected term. The Company recognizes the impact of stock option forfeitures on stock-based compensation expense in the period the award is forfeited.
Stock-based compensation expense related to stock options granted to non-employees, if any, is recognized based on the fair value of the stock options as determined using the Black-Scholes option pricing model, as earned.

Warrants
The Company has issued freestanding warrants to purchase shares of common stock in connection with equity offerings, debt agreements and a build-to-suit arrangement. The warrants are recorded at fair value using the Black-Scholes option pricing model.
Income Taxes
The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that they will be sustained upon examination. Interest and penalties related to unrecognized tax benefit, if any, would be included within the provision for income tax. As of December 31, 2020 and 2019, the Company has a full valuation allowance on its net deferred tax assets.
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	December 31, 2020	December 31, 2019
	(shares)
Warrants to purchase common stock	5,148,108	274,524
Options to purchase common stock	2,724,537	2,260,307
RSUs	335,004	—
Total	8,207,649	2,534,831
Emerging Growth Company (EGC) Status
As of December 31, 2020, the Company is no longer an EGC as a result of its status as a public entity for five years. Because the aggregate worldwide market value of the voting and non-voting common equity of the Company held by non-affiliates as of June 30, 2020 was less than $700 million and the Company's revenues for the year ended December 31, 2020 were less than $100 million, the Company will continue as a smaller reporting company as designated by the SEC, and as such, it will be able to use the exemptions from certain reporting requirements available to smaller reporting companies.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 Revenue Recognition (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 using the modified retrospective transition method on October 1, 2020 as the Company did not have revenue from the required adoption date of Topic 606 until October 1, 2020. The Company adopted Topic 606 effective October 1, 2020 using the modified retrospective transition method as the Company has had no revenue since the required adoption date.
In November 2018, the FASB issued ASU 2018-18 Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606, which (1) clarifies that certain transactions between collaborative arrangement participants should be accounted for under ASC Topic 606, Revenue from Contracts with Customers (Topic 606), when the collaborative arrangement participant is a customer in the context of a unit of account, (2) adds unit-of-account guidance in Topic 808 to align with Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606, (3) precludes presenting transactions together with revenue when those transactions involve collaborative arrangement participants that are not directly related to third parties and are not customers. The Company adopted ASU 2018-18 in the third quarter of 2020. The adoption of ASU 2018-18 did not have a material impact on the Company's condensed financial statements.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new guidance simplifies the accounting for income taxes by removing certain exceptions to general principles, clarifying requirements and including amendments to improve consistent application of the guidance. The guidance specifically removes the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items, such as discontinued operations or other comprehensive income. The guidance also requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and to account for any other amounts incurred as a non-income based tax. The guidance is effective for the Company beginning January 1, 2021 using a prospective approach. The Company has evaluated the new guidance and does not anticipate it to have a material impact on its financial statements.

3. Master Services Agreement with Eversana
On August 6, 2020, the Company entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of Qtrypta in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, Eversana and the Company will cooperate to conduct activities over the term of the Eversana Agreement. The Company maintains ownership of the Qtrypta NDA as well as all legal, regulatory and manufacturing responsibilities for Qtrypta. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for Qtrypta. Eversana will receive reimbursement of certain commercialization costs pursuant to a commercialization budget estimated at approximately $250.0 million and a low double digit to mid-teen percentage of product profits if and when Company net sales of Qtrypta surpass certain costs incurred by the parties pursuant to the commercialization budget.
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
The Company is accounting for the Eversana Agreement as a collaborative arrangement. As of December 31, 2020, no material accruals, expenses, payments, or revenues were recorded by the Company in connection with the Eversana Agreement.
4.    Cash Equivalents and Investments in Marketable Securities
The following table summarizes the Company's cash equivalents and investments in marketable securities at fair value on a recurring basis as of December 31, 2020:

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
Money market funds classified as cash equivalents	$33,918	$33,918	$—	$—
The Company did not hold any cash equivalents and investments in marketable securities as of December 31, 2019.

5.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	December 31, 2020	December 31, 2019
	(in thousands)
Unbilled revenue	$124	$—
Prepaid software and subscriptions	118	61
Prepaid services	97	316
Prepaid insurance	66	49
Deferred offering costs	48	65
Other	—	6
Total	$453	$497
Property and Equipment
The following table summarizes the Company’s property and equipment for each of the periods presented:

	December 31, 2020	December 31, 2019
	(in thousands)
Leasehold improvements	$24,212	$16,932
Manufacturing equipment	14,893	12,173
Laboratory and office equipment	1,641	1,610
Computer equipment and software	172	167
Construction-in-progress	18,239	20,602
Property and equipment at cost	59,157	51,484
Less: accumulated depreciation property and equipment	(28,248)	(26,848)
Total	$30,909	$24,636
Depreciation expense was approximately $1.4 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.
Construction-in-progress included $14.6 million and $12.4 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system as of December 31, 2020 and 2019, respectively, of which capitalized construction period interest was $2.4 million and $1.5 million as of December 31, 2020 and 2019, respectively (See Note 7. Debt Financing).

Other Accrued Liabilities
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	December 31, 2020	December 31, 2019
	(in thousands)
Construction-in-progress obligations	$2,993	$3,422
Professional service fees	175	206
Contract manufacturing	71	250
Pre-clinical and clinical studies	22	43
Accrued taxes	—	27
Other	106	224
Total	$3,367	$4,172

6.    Leases
Operating Leases
The Company has a non-cancelable operating lease for office, research and development, and manufacturing facilities in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 60 months subject to certain terms and conditions. The operating lease right-of-use asset and associated lease liability do not consider the option to extend the term after August 31, 2024, as the Company is not reasonably certain of exercising the extension option. Per the terms of the agreement, the Company does not have any residual value guarantees, restrictions or covenants. In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate, as the rates implicit in the lease were not readily determinable. The Company estimates its incremental borrowing rate based on qualitative factors including company specific credit offers, lease term, general economics and the interest rate environment. The Company accounts for lease and non-lease components separately. The building lease includes non-lease components (i.e. common area maintenance) which are charged and paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and lease liability but reflected in operating expense in the period incurred.
As of December 31, 2020, the Company had operating leases for manufacturing space at two of its CMOs. The operating leases are embedded in agreements with these CMOs that include lease and non-lease components. The Company accounts for lease and non-lease components separately and determined the value of the lease and non-lease components of the agreements based upon estimates of relative standalone prices and a residual estimation approach for components that are highly variable or uncertain and where standalone prices were not readily available or estimable. These agreements have initial terms and options to extend that are dependent upon FDA approval of the Company's NDA for Qtrypta. Both agreements have cancellation clauses if the FDA does not approve the NDA for Qtrypta. As the Company does not currently have an intention to cancel the agreements prior to an FDA approval decision, the Company has recorded right-of-use assets and lease liabilities at the present value of the amount in each CMO agreement that was identified as an embedded operating lease. The lease term does not extend past the estimated date of an FDA approval decision, as it is not reasonably certain that the Company would not exercise the cancellation options in the event that Qtrypta was not approved. Pursuant to the terms of the agreements, the Company does not have any residual value guarantees, restrictions or covenants. In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The Company estimates its incremental borrowing rate based on qualitative factors including company specific credit offers, lease term, general economics and the interest rate environment. Prior to the receipt of a discipline review letter from the FDA on September 29, 2020, which indicated that an approval was unlikely, any embedded leases within these agreements were not considered long-term and were not separately disclosed as lease commitments, but included as commitments to CMOs in the commitments and contingencies footnote of the financial statements. The establishment of the embedded leases resulted in $146,000 of right-of-use assets and associated lease liabilities and was reflected as a non-cash operating activity in the statement of cash flows for the year ended December 31, 2020.

The following table summarizes the components of lease costs for each of the periods presented:

	Year ended December 31,
	2020	2019
	(in thousands)
Operating lease costs	$1,706	$1,671
The following table summarizes cash payments for leases for each of the periods presented:

	Year ended December 31,
	2020	2019
	(in thousands)
Operating cash flows from operating leases - cash paid for operating leases	$1,877	$1,793
The following table summarizes the lease terms and discount rates for the Company's leases as of December 31, 2020:

Operating leases

Weighted-average remaining lease term (in years)	3.63
Weighted average discount rate	11%
The following table summarizes the maturities of the Company's lease liabilities for each year ending December 31, as of December 31, 2020:

Operating leases
(in thousands)
2021	$1,976
2022	2,043
2023	2,017
2024	1,371
Total undiscounted cash flows	7,407
Less: amount representing interest	(1,342)
Present value of lease liabilities	$6,065

Current portion	$1,378
Long-term portion	4,687
Total	$6,065
7.    Debt Financing
Build-to-Suit Obligation with Trinity
The Company has a build-to-suit arrangement (the "Agreement") with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) ("Trinity") to finance the third-party construction of the Company's commercial coating and primary packaging system (the "Equipment"), expected to be completed in 2021. Under the Agreement, Trinity provided the Company $14.0 million for equipment costs and associated soft costs ("Total Cost"), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. Under the Agreement, each individual drawdown represents a separate financing arrangement with its own term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.

On May 27, 2020, the Company entered into the First Amendment to Lease Documents (the “Trinity Amendment”). The Trinity Amendment, among other things, extended each individual drawdown term from 36 months to 42 months by providing for an interest-only period from May 2020 through October 2020. Principal payments recommenced November 1, 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of the Total Cost, which is equal to the drawdown amount (“Purchase Option Fee”), which the Company intends to exercise at the end of each 42-month-term. The transfer of title from Trinity to the Company will occur at the end of the final 42-month-term, provided that the purchase option was executed, and the Purchase Option Fee was paid in full at the end of each 42-month-term. The security interest will terminate on the earlier to occur of (i) the date that falls six (6) months after the delivery and installation of the Equipment or (ii) payment in full of all amounts owed. The Company accounted for the Trinity Amendment as a debt modification under ASC 470-50, as the amended terms were not substantially different from the terms of the Agreement.
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of December 31, 2020 and 2019, the Company had an aggregate commercial coating and primary packaging system CIP balance of $14.6 million and $12.4 million, respectively, that included $2.4 million and $1.5 million, respectively, of interest related to its build-to-suit obligation.
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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of December 31, 2020.
The following table summarizes the debt obligations as of December 31, 2020:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Monthly Payment (interest only period)	Stated Interest Rate	Amended Effective Interest Rate	Maturity Date
	(in thousands)
09/25/2018	$5,000	$2,097	$600	$(20)	$(123)	$160	$20	9.43%	24.38%	04/01/2022
12/11/2018	2,800	1,412	336	(17)	(55)	90	13	9.68%	18.25%	07/01/2022
06/06/2019	2,300	1,534	276	(25)	(81)	74	14	9.93%	18.08%	01/01/2023
09/13/2019	2,300	1,714	276	(32)	(105)	74	16	9.93%	18.04%	04/01/2023
11/27/2019	1,600	1,273	192	(26)	(88)	52	12	9.93%	18.16%	06/01/2023
Total	$14,000	$8,030	$1,680	$(120)	$(452)	$450	$75

The following table summarizes of the Company's build-to-suit obligation as of December 31, 2020 (in thousands):

Build-to-suit obligation principal amount	$8,030
Build-to-suit obligation Purchase Option Fees at present value	1,560
Less: unamortized Purchase Option Fees	(352)
unamortized fair value of free-standing warrants	(33)
unamortized debt discount	(63)
unamortized debt issuance costs	(4)
Build-to-suit obligation, net of debt issuance costs and discount	$9,138

Build-to-suit obligation, current portion	4,779
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	4,359
Build-to-suit obligation, net of debt issuance costs and discount	$9,138
Future minimum payments on the Company’s build-to-suit obligation, including payment of principal and interest and Purchase Option Fees for each year ending December 31 were as follows:

	Principal	Interest	Purchase Option Fees	Total
	(in thousands)
2021	$4,779	$618	$—	$5,397
2022	2,979	189	936	4,104
2023	272	8	744	1,024
Total	$8,030	$815	$1,680	$10,525
The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Year ended December 31,
	2020	2019
	(in thousands)
Build-to-suit obligation, cash interest expense	$926	$782
Build-to-suit obligation, effective interest expense	711	812
Less: build-to-suit obligation, interest capitalized	(965)	(1,170)
Build-to-suit obligation interest expense	$672	$424
PPP Loan
On April 21, 2020, the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1.6 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). The Loan was made through Silicon Valley Bank (the "Lender"). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of the Company's payroll levels.
The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of the Company's payroll levels. The Company applied for forgiveness of the entire $1.6 million loan amount and accrued interest on October 4, 2020. The Lender reviewed the application and submitted it to the SBA on October 7, 2020. No assurance is provided that forgiveness for any portion of the PPP Loan or accrued interest will be obtained.

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
8.    Stockholders’ Equity
Shelf Registration
The Company filed the 2020 Shelf Registration Statement with the SEC, which was declared effective by the SEC on April 16, 2020. The 2020 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $33.7 million is available at December 31, 2020.
Offerings
Offering - September 2020
On August 31, 2020, the Company entered into an underwriting agreement with BTIG, pursuant to which the Company issued and sold 15,937,130 shares of its common stock to BTIG at a price of $1.304 per share. The offering closed on September 3, 2020. The Company received net proceeds of approximately $20.3 million after deducting expenses payable by the Company in connection with the offering. The shares were sold pursuant to the 2020 Shelf Registration Statement and the prospectus supplement dated August 31, 2020.
Registered Direct Offering - March 2020
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering of (i) 11,903,506 shares of the Company’s common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, after deducting the placement agent fees and other offering expenses. During the year ended December 31, 2020, Series E Warrants to purchase 7,194,004 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $5.8 million. During the period from January 1, 2021 to March 11, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020.
Public Offering - February 2020
On February 14, 2020, the Company closed the February 2020 Offering for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting commissions and other offering expenses. During the year ended December 31, 2020, Series C Warrants to purchase 13,986,146 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $9.1 million. During the period from January 1, 2021 to March 11, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020.
Registered Direct Offering - December 2019
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
Offering - April 2019
On April 11, 2019, the Company closed an offering of 5,000,000 shares of common stock at a price to the underwriter of $3.29 per share. On May 8, 2019, the underwriter purchased an additional 750,000 shares at a price to the underwriter of $3.29 per share pursuant to the exercise of the underwriter's option to purchase additional shares. The aggregate net proceeds were approximately $18.3 million, after deducting underwriting costs and offering expenses. An affiliate of one of the Company's directors and an executive officer purchased an aggregate of 528,571 shares in this offering at the same price as other investors.
At-the-Market Offering Programs
At-the-Market Offering Program - 2020
On June 8, 2020, the Company entered into a sales agreement with BTIG, as sales agent, to establish the 2020 ATM, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2020, the Company issued and sold 13,237,026 shares of its common stock at an average price of $1.07 per share under the 2020 ATM with aggregate net proceeds of approximately $13.5 million after deducting commissions and offering expenses payable by the Company. The shares were sold pursuant to the Company's 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020.
At-the-Market Offering Program - 2019
On August 19, 2019, the Company entered into a sales agreement with BTIG, as sales agent, to establish an at-the-market offering program ("2019 ATM"), under which the Company was permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2020 the Company issued and sold 2,151,346 shares of its common stock at an average price of $1.30 per share under the 2019 ATM. The aggregate net proceeds were approximately $2.7 million after BTIG's commissions and other offering expenses. On March 4, 2020, the Company delivered notice of termination of the sales agreement to BTIG. The Company did not incur any termination penalties as a result of its termination of the sales agreement.
Equity Line of Credit
On October 20, 2017, the Company entered into a purchase agreement and a registration rights agreement with an accredited investor, Lincoln Park, providing for the purchase of up to $35.0 million worth of the Company’s common stock over a 30-month term that commenced on November 21, 2017 ("Equity Line of Credit"). On August 22, 2019, the Company terminated its purchase agreement with Lincoln Park. No sales of common stock were made under the agreement.
On October 20, 2017, the Company issued 11,375 shares of its common stock, as initial commitment shares, to Lincoln Park with a fair value of $15.30 per share. The value of the commitment shares and professional service fees to secure the Equity Line of Credit were recorded as deferred financing costs and were amortized as interest expense over the term of the Equity Line of Credit, as there was no guarantee that additional shares would be sold under the Equity Line of Credit. The remaining unamortized deferred financing costs at the date of termination were recorded as other expense in the statement of operations for the year ended December 31, 2019.

Warrants
The following table summarizes the Company's issued and outstanding common stock warrants:

	Warrants Outstanding as of December 31, 2019	Issued	Exercised	Expired	Warrants Outstanding as of December 31, 2020	Exercise Price	Expiration Date

Series E - March 2020	—	11,903,506	(7,194,004)	—	4,709,502	$0.8025	03/06/25
Series D - February 2020	—	2,161,539	(2,161,539)	—	—
Series C - February 2020	—	14,153,846	(13,986,146)	—	167,700	$0.65	02/14/25
Trinity - September 2018	75,000	—	—	—	75,000	$3.5928	09/25/25
Series B - August 2016	195,906	—	—	—	195,906	$31.00	08/19/21
Hercules - June 2015	2,035	—	—	(2,035)	—
Hercules - June 2014	1,583	—	—	(1,583)	—
Total	274,524	28,218,891	(23,341,689)	(3,618)	5,148,108
Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision.
Series C, Pre-Funded D and E Warrants
The Company issued Series C Warrants and Series D Pre-funded Warrants in its February 2020 Offering and Series E Warrants in its March 2020 Offering. The Series D Pre-funded Warrants were exercised in full at the close of the February 2020 Offering. The Company evaluated the Series E and Series C Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments. The March 2020 Offering and the February 2020 Offering did not include any embedded features that would require bifurcation. Each Series E and Series C common stock warrant grants the holder the right to purchase one share of common stock, subject to proportional adjustments in the event of stock splits, combinations or similar events. The Series E and Series C Warrants do not have any dividend or liquidation preferences or participation rights. Subject to certain conditions, the warrants are exercisable on a cashless basis, and subject to certain beneficial ownership limitations, any unexercised Series E or Series C Warrants will be automatically exercised via cashless exercise on the expiration date pursuant to the terms of the respective warrant agreements.
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
Series B Warrants
On August 15, 2016, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) between the Company and certain investors, including members of the Company’s board of directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock for aggregate gross proceeds of $7.5 million. Costs related to the offering were $0.9 million. Pursuant to the Purchase Agreement, the Company sold 239,997 common shares at $26.40 per common share. Additionally, 480,000 warrants were sold, at a price of $2.50 per warrant. Each warrant grants the holder the right to purchase one share of the Company’s common stock. The Company granted 239,997 Series A Warrants, which expired in August 2017. The Company granted 239,997 Series B Warrants, which have a per share exercise price of $31.00 and expire in August 2021. Certain of the Company's board of director and executive officers purchased an aggregate of 13,771 shares of common stock and an aggregate of 27,542 warrants in this offering at the same price as the other investors. As of December 31, 2020, 195,906 warrants, which were issued in conjunction with the PIPE, remain outstanding.
Hercules Warrants

In June 2014, the Company entered into a loan and security agreement ("Hercules Term Loan") with Hercules Capital, Inc. ("Hercules"), and in June 2015 the Company entered into the first amendment to the Hercules Term Loan. In June 2014, the Company issued Hercules warrants to purchase 1,583 shares of the Company’s common stock at an exercise price of $176.80 per share in connection with the Hercules Term Loan, and in June 2015, the Company issued Hercules warrants to purchase 2,035 shares of the Company’s common stock at an exercise price of $147.40 per share in conjunction with the first amendment to the Hercules Term Loan. These warrants expired in 2020.
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
During the second quarter of 2020, the Company granted RSUs to its employees and members of the Board of Directors. Upon vesting, each RSU is settled into one share of the Company’s common stock. The value of an RSU award is based on the Company’s closing stock price on the date of grant. The RSUs granted to employees vest annually over four years and are subject to the employee’s continuing service to the Company. The RSUs granted to members of the Board of Directors vest fully after one year and are subject to the director's continuing service to the Company. Stock-based compensation expense is recognized straight-line over the vesting term.
On January 1, 2020, the shares of common stock authorized for issuance under the 2014 Plan were increased by 822,612 shares pursuant to the automatic annual increase provisions of the 2014 Plan. As of December 31, 2020, 84,402 shares of common stock were available for issuance under the 2014 Plan.
Inducement Grants
The Company has granted options to purchase common stock to new employees as inducement grants outside the existing equity compensation plans in accordance with Nasdaq listing rule 5635(c)(4). Such options vest at a rate of 25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service.

The following tables summarize activity under the 2014 Plan, the 2012 Plan and inducement grants issued to new employees for the years ended December 31, 2019 and 2020:
Options

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)
Balance at January 1, 2019	1,309,994	$5.91	7.41
Options granted	1,053,950	$2.55
Options canceled/forfeited/expired	(103,637)	$7.14
Balance at December 31, 2019	2,260,307	$4.29	7.20
Options granted	923,925	$0.97
Options canceled/forfeited/expired	(459,695)	$3.40
Balance at December 31, 2020	2,724,537	$3.31	8.19
Options exercisable at December 31, 2020	1,093,712	$5.08	7.45
The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $0.77 and $2.55, respectively. The aggregate intrinsic value of outstanding options at December 31, 2020 was $8,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at December 31, 2020.
RSUs

	Number of Awards	Weighted Average Grant Date Fair Value
Balance at January 1, 2020	—
Awards granted	343,442	$0.84
Awards canceled/forfeited/expired	(8,438)	$0.84
Balance at December 31, 2020	335,004	$0.84
The total fair value of options and awards that vested during the years ended December 31, 2020 and 2019 was $1.6 million and $1.3 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Research and development	$674	$742
General and administrative	909	870
Total	$1,583	$1,612
At December 31, 2020, the Company had $2.8 million of total unrecognized stock-based compensation related to outstanding stock options that will be recognized over a weighted-average period of 2.55 years.

The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Risk-free interest rate	0.37% - 0.95%	1.60% - 2.66%
Expected volatility	114.58%-120.42%	106.33%-107.76%
Expected term (years)	5.50 - 6.08	5.96 - 6.08
Dividend yield	—%	—%

10.    Commitments and Contingencies
Equipment Purchase Commitments
The Company has a remaining commitment of $4.0 million, of which $2.9 million was recorded as a current liability at December 31, 2020, with an equipment manufacturer to purchase a commercial coating and primary packaging machine for the production of its product candidate, Qtrypta. The terms of the purchase commitment are contingent upon performance of certain milestones. The Company anticipates that the obligation will be paid within the next 6 months.
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
The agreements call for annual fees of $2.8 million in 2021 escalating to $14.0 million in 2024, to be paid in equal monthly installments. The annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the manufacturing and supply agreement continues until the seventh anniversary of the date on which the Company receives New Drug Application approval of Qtrypta in the United States. The Company had recorded a right-of-use asset and associated lease liability at the present value of the amount of the manufacturing and supply agreement identified as an embedded operating lease (See Note 6. Leases).
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
The Company has non-cancelable commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $3.9 million, of which $0.4 million was a current liability on the balance sheet as of December 31, 2020.
On July 31, 2020, the Company entered into an amendment to a Business Understanding Agreement dated September 13, 2018 with a CMO (the “Amended Agreement”). Pursuant to the Amended Agreement, this CMO agreed to provide services related to the manufacture and assembly of a component (the “Product”) of Qtrypta. Under the Amended Agreement, the parties expressed their mutual intent to enter into a commercial supply agreement (“Supply Agreement”) addressing certain of the terms set forth in the Amended Agreement. The Amended Agreement provides that if the Company does not enter into a Supply Agreement with this CMO or ceases to purchase the Product from this CMO prior to reaching a minimum commitment level, then the Company would be required to pay the CMO up to $2.5 million; however, no such payment will be required in the event of this CMO’s material breach. The Company may be required to pay an additional payment of up to $4.6 million if the Company ceases to purchase the Product from this CMO and a Supply Agreement is not entered into, except that no such payment will be required in the event of this CMO’s material breach or if the FDA does not approve Qtrypta. As of December 31, 2020, the Company had recorded a right-of-use asset and associated lease liability at the present value of the amount of the agreement identified as an embedded operating lease (See Note 6. Leases).
The Company has a manufacturing and supply agreement through September 2023 with a supplier for a component part that includes an inactivity fee of up to $85,000 annually.

Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2020.
Legal Proceedings
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against the Company and certain of its current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired the Company's securities between February 13, 2017 and September 30, 2020. The complaints allege that the Company and certain of its current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about the Company's business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action. The Co-Lead Plaintiffs’ deadline to file a consolidated amended complaint is March 29, 2021. The Company anticipates filing a motion to dismiss. Pursuant to a stipulated court order, the Company expects to file the motion on May 13, 2021; the Co-Lead Plaintiffs are expected to file their opposition on June 14, 2021; and the Company expects to file a reply brief on July 6, 2021. The earliest date upon which the Court may hear the motion is July 20, 2021. These dates are subject to change upon court order or if the Co-Lead Plaintiffs file their consolidated amended complaint prior to the March 29, 2021 deadline.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of the Company's current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168. The complaint alleges breaches of the defendants’ fiduciary duties as the Company's directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. The Company believes the cases are without merit and it intends to vigorously defend itself against the claims. Given the uncertainty of litigation and the preliminary stage of the cases, the Company cannot predict the outcome of or estimate the possible loss or range of loss that may result from these actions.
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

11.    Income Taxes
The Company has incurred cumulative net operating losses ("NOLs") in the United States since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2020 and 2019 due to its net operating loss position.
The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Federal statutory tax rate	(21.0)%	(21.0)%
State statutory tax rate, net of federal benefit	(1.9)	(7.0)
Change in effective tax rate	1.0	—
Research and development credits, net of uncertain tax positions	(2.1)	(2.6)
Derecognition due to Section 382 and 383	15.2	0.9
Stock-based compensation	0.6	0.7
Permanent items	(0.4)	—
Change in valuation allowance	8.6	29.0
Total	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $2.9 million and $10.9 million during the years ended December 31, 2020 and 2019, respectively.
Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Net operating loss carryforwards	$24,143	$20,717
Research and development credits	4,150	4,809
Depreciation and amortization	508	638
Accruals	517	558
Inventory	239	—
Lease liability	1,391	1,980
Stock-based compensation	459	331
Capital loss carryforwards	23	23
Other	4	8
Total gross deferred tax assets	31,434	29,064
Valuation allowance	(30,304)	(27,450)
	1,130	1,614
Right-of-use assets	(1,130)	(1,614)
Net deferred tax assets	$—	$—
As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $106.5 million and state net operating loss carryforwards of approximately $25.8 million. As of December 31, 2019, the Company had federal net operating loss carryforwards of approximately $76.0 million and state net operating loss carryforwards of approximately $68.2 million. If not utilized, certain federal net operating loss carryforwards incurred before January 1, 2018, will expire beginning in 2026, and state net operating loss carryforwards will expire beginning in 2028. The federal net operating losses incurred in 2018 and beyond do not expire.

If the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards is subject to annual limitation under Section 382 of the Internal Revenue Code (California has similar provisions). The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2020, the Company determined that ownership changes occurred on February 26, 2014, November 30, 2015, March 22, 2017, April 3, 2018, and March 4, 2020. As a result of the ownership changes, approximately $221.7 million and $248.8 million of the NOLs will expire unutilized for federal and California purposes, respectively. As of December 31, 2020, the Company has derecognized NOL related deferred tax assets in the tax effected amounts of $46.6 million and $17.4 million for federal and California purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.
As of December 31, 2020, the Company had federal and state research credit carry forwards of approximately $0.5 million and $6.0 million, respectively. As of December 31, 2019, the Company had federal and state research credit carry forwards of approximately $1.6 million and $5.6 million, respectively. If not utilized, the federal tax credits will begin to expire in 2040 and the state tax credits do not expire. Research and development credits are subject to IRC section 383. In the event of a change in ownership as defined by this code section, the usage of the credits may be limited. As a result of the previously mentioned ownership changes, the Company has derecognized approximately $6.9 million of gross federal research and development credit-related deferred tax assets due to the Section 383 limitation as of December 31, 2020. The Company has not derecognized any of the California research and development credit-related deferred tax assets because the credits do not expire.
CARES Act and CAA
On March 27, 2020 and December 27, 2020, the United States enacted the CARES Act and the Consolidated Appropriation Act ("CAA"), respectively, as a result of the Coronavirus pandemic, which acts contain, among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and, at this time, does not anticipate that the tax provisions in the CARES Act or CCA will have a material impact on its financial statements.
Uncertain Income Tax Positions
The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position is not recognized if it has less than a 50% likelihood of being sustained.
The Company had approximately $1.3 million of unrecognized tax benefits as of December 31, 2020 and approximately $1.4 million of unrecognized tax benefits as of December 31, 2019. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months. A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Balance at the beginning of year	$1,439	$1,128
Increase (decrease) related to prior year tax positions	(312)	47
Increase related to current year tax positions	161	264
Balance at the end of year	$1,288	$1,439
As of December 31, 2020 and 2019, the Company had not recognized any tax-related interest or penalties in its financial statements. Any interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s statements of operations.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not currently under audit by the Internal Revenue Service or any other similar state, local, or foreign authority. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

12.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the "401(k) Plan"), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company is responsible for administrative costs of the 401(k) Plan. The Company may, at its discretion, make matching contributions to the 401(k) Plan. No employer contributions have been made during the periods ended December 31, 2020 and 2019.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On May 28, 2019, we dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm. The dismissal of Marcum was approved by the audit committee of our board of directors ("Audit Committee"). The audit reports of Marcum on our financial statements for the years ended December 31, 2018 and 2017, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that both of the reports included an explanatory paragraph with respect to our ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty. During the fiscal years ended December 31, 2018 and 2017, and any subsequent interim period through the date of Marcum’s dismissal, there were no: (1) disagreements with Marcum on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in connection with their reports on our financial statements, or (2) there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K of the rules and regulations of the SEC, during our years ended December 31, 2018 and 2017 or in any subsequent interim period through the date of Marcum’s dismissal.
On May 28, 2019, the Audit Committee appointed Deloitte & Touche LLP (“Deloitte”) as our new independent registered public accounting firm to audit our financial statements for the fiscal year ending December 31, 2019. During the fiscal years ended December 31, 2018 and 2017, in the interim period ended March 31, 2019, and in the subsequent interim period through May 28, 2019, neither we nor anyone acting on our behalf consulted with Deloitte regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided that Deloitte concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. We reviewed the results of management’s assessment with our audit committee.
Since we are a non-accelerated filer, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. OTHER INFORMATION
None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our proxy statement relating to our 2021 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020 (the “Proxy Statement”) and is incorporated herein by reference.
Code of Ethics
We have adopted a written code of ethics that applies to our officers, directors and employees, which is available on our website (www.zosanopharma.com) under “Investors — Corporate Governance.” The code of ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (1) the nature of any amendment to our code of ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that is required to be disclosed under Item 5.05 of Form 8-K and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.

Item 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) FINANCIAL STATEMENTS
Financial Statements—See index on page 77 to Financial Statements on Item 8 of this Annual Report on Form 10-K.
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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Authorized Share Increase) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Reverse Stock Split) (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

4.1
Specimen certificate evidencing shares of common stock of Zosano Pharma Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on July 25, 2014)

4.2	Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 to the registrant's Annual Report on Form 10-K filed with the Commission on March 13, 2020)

4.3
Warrant Agreement, dated as of June 23, 2015, between Zosano Pharma Corporation and Hercules Technology Growth Capital, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K  filed with the Commission on June 29, 2015)

4.4	Warrant to Purchase Stock, dated as of September 25, 2018 (incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K filed with the SEC on September 26, 2018).

4.5	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2020)

4.6	Amended Form of Series E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report of Form 10-Q filed with the Commission on May 14, 2020)

10.1
Letter Amendment to Intellectual Property License Agreement, dated February 22, 2011 between ALZA Corporation and Zosano Pharma, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.2**
Intellectual Property License Agreement, dated as of October 5, 2006, between ALZA Corporation and The Macroflux Corporation (incorporated by reference to Exhibit 10.4 to the registrant’s Amendment No. 2 to Registration Statement on Form  S-1 filed with the Commission on July 17, 2014)

10.3
Lease Agreement, dated May 1, 2007, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.4
First Amendment to Lease, dated June 20, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.5
Second Amendment to Lease, dated October 16, 2008, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.11 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.6
Third Amendment to Lease, dated April 29, 2011, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.7
Fourth Amendment to Lease, dated July 31, 2011, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.8
Fifth Amendment to Lease, dated April 1, 2012, between Zosano Pharma, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.14 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.9
Sixth Amendment to Lease, dated as of June 24, 2015, between ZP Opco, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K  filed with the Commission on June 29, 2015)

10.10
Seventh Amendment to Lease, dated as of May 30, 2017, between ZP Opco, Inc. and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K  filed with the Commission on June 9, 2017)

10.11
Eighth Amendment to Lease entered into as of May 30, 2018 by and between Zosano Pharma Corporation and BMR-34790 Ardentech Court LP (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018)

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
Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan, as amended May 31, 2018 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 5, 2018)

10.13(b)#
Form of Zosano Pharma Corporation Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020)

10.13(c)#
Form of Zosano Pharma Corporation Nonstatutory Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)

10.13(d)#
Form of Zosano Pharma Corporation Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020)

10.14
Purchase Order by and between Zosano Pharma Corporation and Harro Hoflinger Packaging System (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 6, 2018)

10.15
Purchase Order #9186, dated as of February 14, 2019 between Zosano Pharma Corporation and Harro Hofliger Packaging Systems (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2019)

10.16
Change Order by and between Zosano Pharma Corporation and Harro Hofliger Packaging System (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report of Form 10-K filed with the SEC on March 13, 2020)

10.17**
Manufacturing and Supply Agreement, dated September 25, 2018 with Patheon Manufacturing Services LLC. (Incorporated by reference to Exhibit 10.7 to the registrant's current report on Form 10-Q filed with the SEC on November 15, 2018).

10.18
Business Understanding Agreement, dated September 13, 2018, by and between the Company and CSP Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2020)

10.19
Amendment No. 1 to Business Understanding Agreement, dated July 31, 2020, by and between the Company and CSP Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2020)

10.20
Master Services Agreement, dated August 6, 2020, by and between the Company and Eversana Life Science Services, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2020)

10.21
Form of Securities Purchase Agreement, dated as of March 4, 2020, between Zosano Pharma corporation and certain investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 6, 2020)

10.22
Sales Agreement, dated as of June 8, 2020, by and between Zosano Pharma Corporation and BTIG, LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 8, 2020)

10.23
Master Lease Agreement, dated September 25, 2018, with Trinity Capital Fund III, L.P., as amended, together with Equipment Schedule No. 1-1, dated September 25, 2018, Equipment Schedule No. 1-2, dated December 11, 2018, and Equipment Schedule No. 1-3, dated June 6, 2019 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019)

10.24
Trinity Capital Fund III, L.P. Equipment Schedule No. 1-4, dated September 13, 2019. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

10.25
Trinity Capital Find III, L.P. Equipment Schedule No. 1-5, dated November 27, 2019 (incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed with the SEC on March 13, 2020)

10.26
First Amendment to Lease Documents, dated May 27, 2020, by and between the Company and Trinity Funding 1, LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 28, 2020)

10.27
Form of Indemnification Agreement for directors associated with an Investment Fund (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.28
Form of Indemnification Agreement for directors not associated with an Investment Fund (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.29#
Amended and Restated Employment Agreement dated September 18, 2018 with Donald Kellerman, Pharm D. (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed with the SEC on September 24, 2018)

10.30#
Amended Agreement dated October 15, 2018 with Donald Kellerman, Pharm D. (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed with the SEC on October 16, 2018)

10.31#
Amended and Restated Employment Agreement dated September 18, 2018 with Hayley Lewis (Incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed with the SEC on September 24, 2018)

10.32#	Amended Agreement dated October 15, 2018 with Hayley Lewis (incorporated by reference to Exhibit 10.3 to the registrant's current report on Form 8-K filed with the SEC on October 16, 2018)

10.33#
CEO Transition Letter Agreement dated October 7, 2019 with John Walker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019)

10.34#	Employment Letter Agreement dated October 5, 2019 with Steven Lo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2019)

10.35#
Employment Letter Agreement dated April 30, 2020, with Christine Matthews (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2020)

10.36	Note dated April 21, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 23, 2020)

10.37#*	Zosano Pharma Corporation Non-Employee Director Compensation Program

16.1
Letter to the U.S. Securities and Exchange Commission, dated May 31, 2019, from Marcum LLP (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2019)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer and Chief Financial Officer, as required by rules 13a-14(a) and 15d-14(a) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

#	Management contract or compensatory plan or arrangement.

†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOSANO PHARMA CORPORATION

By:	/s/ Steven Lo
Steven Lo
Chief Executive Officer
Date:	March 11, 2021

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

Signature	Title	Date

/s/ Steven Lo	Chief Executive Officer (Principal Executive Officer)	March 11, 2021
Steven Lo

/s/ Christine Matthews	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2021
Christine Matthews

/s/ John Walker	Chairman of the Board of Directors	March 11, 2021
John Walker

/s/ Steven A. Elms	Director	March 11, 2021
Steven A. Elms

/s/ Linda S. Grais	Director	March 11, 2021
Linda S. Grais

/s/ Kenneth R. Greathouse	Director	March 11, 2021
Kenneth R. Greathouse

/s/ Joseph P. Hagan	Director	March 11, 2021
Joseph P. Hagan

/s/ Kleanthis G. Xanthopoulos	Director	March 11, 2021
Kleanthis G. Xanthopoulos