Form 10-Q
period 2021-03-31
Zosano Pharma Corp
filed 2021-05-12
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
As of May 7, 2021, the registrant had a total of 106,728,371 shares of its common stock, $0.0001 par value per share, outstanding.

Zosano Pharma Corporation
Quarterly Report on Form 10-Q

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.
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
•our plans for and the anticipated timing with respect to the resubmission of our 505(b)(2) New Drug Application ("NDA") for Qtrypta to the U.S. Food and Drug Administration (the “FDA”), including our plan to conduct an additional pharmacokinetic study;
•our plans for and the anticipated timing with respect to the commencement and completion of the pharmacokinetic study and the availability of data from the study;
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
•the pending securities class action and derivative lawsuits; and
•regulatory developments in the United States and foreign countries.
These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including those set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the U.S. Securities Exchange Commission. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and, except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report.

Risk Factors Summary
The following is a summary of the principal risks that could materially adversely affect our business, results of operations, and financial condition, all of which are more fully described in Part II, Item 1A, “Risk Factors.” This summary should be read in conjunction with Item 1A, “Risk Factors” and should not be relied upon as an exhaustive summary of the material risks we face.
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
•Our build-to-suit arrangement with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) ("Trinity"), imposes restrictions on our business, and if we default on our obligations, Trinity would have a right to request payment in full of the build-to-suit obligation.
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
•We rely on contract manufacturing organizations for various components of our transdermal microneedle system, and our business could be harmed if those third parties fail to provide us with sufficient quantities of those components at acceptable quality levels and prices or fail to maintain or achieve satisfactory regulatory compliance.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ZOSANO PHARMA CORPORATION
BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,882	$35,263
Prepaid expenses and other current assets	1,591	453
Total current assets	28,473	35,716
Restricted cash	455	455
Property and equipment, net	32,128	30,909
Operating lease right-of-use assets	4,651	4,928
Other long-term assets	3	3
Total assets	$65,710	$72,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,661	$1,884
Accrued compensation	2,703	2,294
Build-to-suit obligation, current portion, net of debt issuance costs and discount	4,697	4,779
Operating lease liabilities, current portion	1,434	1,378
Paycheck Protection Program loan, current portion	1,422	809
Other accrued liabilities	1,491	3,367
Total current liabilities	14,408	14,511
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	3,426	4,359
Operating lease liabilities, long-term portion	4,304	4,687
Paycheck Protection Program loan, long-term portion	204	812
Other long-term liabilities	217	127
Total liabilities	22,559	24,496
Commitments and contingencies (see note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 106,372,820 and 102,066,218 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	11	10
Additional paid-in capital	383,472	379,695
Accumulated deficit	(340,332)	(332,190)
Total stockholders’ equity	43,151	47,515
Total liabilities and stockholders’ equity	$65,710	$72,011

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Service revenue	$258	$—
Operating expenses:
Cost of service revenue	162	—
Research and development	5,330	5,514
General and administrative	2,814	3,082
Total operating expenses	8,306	8,596
Loss from operations	(8,048)	(8,596)
Other income (expense):
Interest income	1	10
Interest expense	(97)	(206)
Other income (expense), net	2	103
Loss before provision for income taxes	(8,142)	(8,689)
Provision for income taxes	—	—
Net loss and comprehensive loss	$(8,142)	$(8,689)

Net loss per common share – basic and diluted	$(0.08)	$(0.24)
Weighted-average common shares used in computing net loss per common share – basic and diluted	104,356	36,266

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	102,066,218	$10	$379,695	$(332,190)	$47,515
Issuance of common stock upon exercise of Series E warrants	4,078,667	1	3,273	—	3,274
Issuance of common stock upon exercise of Series C warrants	145,000	—	94	—	94
Issuance of common stock in connection with at-the-market offering, net	82,935	—	—	—	—
Stock-based compensation	—	—	410	—	410
Net loss	—	—	—	(8,142)	(8,142)
Balance at March 31, 2021	106,372,820	$11	$383,472	$(340,332)	$43,151

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	23,503,214	$2	$308,211	$(298,821)	$9,392
Issuance of common stock and Series E warrants in connection with registered direct offering, net	11,903,506	1	10,210	—	10,211
Issuance of common stock and Series C and Series D pre-funded warrants in connection with public offering, net	11,992,307	2	8,262	—	8,264
Issuance of common stock upon exercise of Series D pre-funded warrants	2,161,539	—	—	—	—
Issuance of common stock upon exercise of Series C warrants	2,649,723	—	1,722	—	1,722
Issuance of common stock in connection with at-the-market offering, net	2,151,346	—	2,706	—	2,706
Stock-based compensation	—	—	364	—	364
Net loss	—	—	—	(8,689)	(8,689)
Balance at March 31, 2020	54,361,635	$5	$331,475	$(307,510)	$23,970

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,142)	$(8,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	410	364
Change in operating lease right-of-use assets	277	230
Depreciation and amortization	435	172
Effective interest on financing obligations	141	243
Capitalized effective interest	(102)	(157)
Other	3	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,138)	(79)
Accounts payable	332	(617)
Accrued compensation and other accrued liabilities	651	358
Operating lease liabilities	(327)	(269)
Net cash used in operating activities	(7,460)	(8,444)
Cash flows from investing activities:
Purchases of property and equipment	(3,236)	(1,384)
Net cash used in investing activities	(3,236)	(1,384)
Cash flows from financing activities:
Proceeds from exercise of Series E warrants	3,274	—
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	105	2,668
Proceeds from exercise of Series C warrants	94	1,722
Proceeds from registered direct offering of securities, net of commissions and offering costs	—	10,298
Proceeds from public offering of securities and exercise of pre-funded Series D warrants, net of commissions and offering costs	—	8,483
Principal payments on financing obligations	(1,158)	(1,102)
Net cash provided by financing activities	2,315	22,069
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,381)	12,241
Cash, cash equivalents and restricted cash at beginning of year	35,718	6,771
Cash, cash equivalents and restricted cash at end of year	$27,337	$19,012
Supplemental cash flow information:
Cash paid for interest	$198	$254
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$1,750	$8,579
Accrued offering costs	$105	$396
Asset retirement obligation	$89	$—

The accompanying notes are an integral part of these financial statements.

Zosano Pharma Corporation
Notes to Financial Statements
(unaudited)

1.    Organization
The Company
Zosano Pharma Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using its proprietary transdermal microneedle system ("System").
The Company submitted a 505(b)(2) New Drug Application (“NDA”) for Qtrypta™ (M207) (“Qtrypta”) to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, the Company received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter received by the Company on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in the Company’s trials and inadequate pharmacokinetic ("PK") bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in the Company’s PK studies. The FDA recommended that the Company conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of the Company’s contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.
On January 29, 2021, the Company held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the Qtrypta NDA. Based on feedback from the Type A meeting held with the Division, the Company plans to conduct an additional PK study for inclusion in an NDA resubmission package. During the meeting, the Division did not request that the Company conduct any further clinical efficacy studies to support the resubmission. On February 19, 2021, the Company received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with the Company's expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the planned PK study to generate additional safety information. This assessment was included in the proposed study protocol submitted to the FDA for review.
On April 12, 2021, the Company received FDA comments and recommendations to the Company’s proposed PK study protocol for Qtrypta. The Company has made the recommended changes to the study protocol and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the Qtrypta 505(b)(2) NDA. The study is expected to involve 48 healthy volunteers to generate comparative PK and safety data. The Company expects the study to begin in June 2021 and to be completed with data available in the third quarter of 2021. Subject to positive data, the Company expects to resubmit its NDA for Qtrypta by the end of 2021.
The Company does not anticipate realizing product revenues unless and until the FDA approves the Qtrypta NDA and the Company begins commercializing Qtrypta, which events may never occur.
Liquidity and Substantial Doubt about Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of March 31, 2021, had an accumulated deficit of approximately $340.3 million. As of March 31, 2021, the Company had approximately $26.9 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Shelf Registration
The Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on April 16, 2020 ("2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $33.7 million is available at March 31, 2021.
At-the-Market Offering Program - 2020
On June 8, 2020, the Company entered into a sales agreement with BTIG, LLC ("BTIG") as sales agent, to establish an at-the-market offering program (“2020 ATM”), under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company is required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide BTIG with customary indemnification rights. During the three months ended March 31, 2021, the Company issued and sold 82,935 shares of its common stock at an average price of $1.31 per share under the 2020 ATM with aggregate net proceeds of less than $1,000 after deducting commissions and offering expenses payable by the Company. In April 2021, the Company issued and sold 355,551 shares of its common stock at an average price of $1.26 per share under the 2020 ATM with aggregate net proceeds of approximately $0.4 million after deducting commissions and offering expenses payable by the Company. The shares were sold pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020. As of the date of this Quarterly Report on Form 10-Q, the Company has approximately $5.3 million available to be offered and sold under the 2020 ATM.
Registered Direct Offering - March 2020
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the "March 2020 Offering") of (i) 11,903,506 shares of the Company’s common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. During the three months ended March 31, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020. As of the date of this Quarterly Report on Form 10-Q, the Company has Series E Warrants to purchase 630,835 shares of common stock outstanding.
Public Offering - February 2020
On February 14, 2020, the Company closed an underwritten offering (the "February 2020 Offering") for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. During the three months ended March 31, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020. As of the date of this Quarterly Report on Form 10-Q, the Company has Series C Warrants to purchase 22,700 shares of common stock outstanding.
The Company intends to raise additional capital through the issuance of additional equity through public or private offerings, debt financings or strategic alliances with pharmaceutical partners, or any combination of the above. However, there can be no assurances that, if the Company attempts to raise additional capital, it will be successful in doing so on terms acceptable to the Company, or at all. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and it may have to cease its operations.
Further, there can be no assurance that it will be able to gain access and/or be able to execute on securing new sources of funding, new development opportunities, successfully obtain regulatory approvals for and commercialize new products, achieve significant product revenues from its products (if approved), or achieve or sustain profitability in the future. The Company will continue to evaluate its timelines, strategic needs and working capital requirements.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Due to the COVID-19 pandemic, there has been uncertainty in the global financial markets and economic conditions. The Company is closely monitoring the impact of the COVID-19 pandemic on its business, including how it will impact its employees, clinical trials and third-party service providers who perform critical services for the Company's business. The pandemic did appear to negatively impact enrollment and conduct of the Company's cluster headache study. In addition, the impact of the COVID-19 pandemic on the global financial markets and economic conditions could impact the Company's ability to raise capital through an equity financing, debt financing, a license or collaboration or a combination of such sources of capital, and as a result, its ability to continue as a going concern. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it. As of the date of issuance of this Quarterly Report on Form 10-Q, management is not aware of any specific event or circumstances that would require an update to its estimates or a revision of the carrying value of its assets or liabilities. These estimates may change, as new events occur, and additional information is obtained.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2021. The preparation of the accompanying financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods reported. Actual results could differ from those estimates or assumptions.
Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2. Summary of Significant Accounting Policies to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
As of March 31, 2021 and December 31, 2020, the Company had restricted cash of approximately $0.5 million primarily consisting of deposits of $0.3 million to secure its building lease until the end of the lease term and a deposit of approximately $0.1 million to a utility provider.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows:

	March 31, 2021	March 31, 2020
	(unaudited; in thousands)
Cash and cash equivalents	$26,882	$18,557
Restricted cash	455	455
Total	$27,337	$19,012
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	March 31, 2021	March 31, 2020
	(unaudited; shares)
Options to purchase common stock	4,317,692	2,097,401
Warrants to purchase common stock	924,441	23,680,570
RSUs	922,941	—
Total	6,165,074	25,777,971
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This new guidance simplifies the accounting for income taxes by removing certain exceptions to general principles, clarifying requirements and including amendments to improve consistent application of the guidance. The guidance specifically removes the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items, such as discontinued operations or other comprehensive income. The guidance also requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and to account for any other amounts incurred as a non-income based tax. The Company adopted the guidance beginning January 1, 2021 using a prospective approach. The adoption of the guidance did not have a material impact on its financial statements.
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
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the Qtrypta NDA. Upon expiration or termination of the Eversana Agreement, the Company will retain all profits from product sales consummated after expiration or termination and assume all future corresponding commercialization responsibilities. The Company may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if the Company decides to discontinue development or commercialization efforts for Qtrypta in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control of the Company. Either party may terminate the Eversana Agreement if FDA approval is not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if Qtrypta is subject to a safety recall in the United States or if Qtrypta is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement).
In addition, under the Eversana Agreement, following FDA approval of the Qtrypta NDA, Eversana has agreed to provide a revolving credit facility of up to $5.0 million (the “Credit Facility”) to the Company pursuant to a loan agreement to be entered into between Eversana and the Company on a subsequent date. The loan will bear interest at an annual rate equal to 10.0%, to be paid monthly, and the Company will be able to prepay any amounts borrowed under the Credit Facility at any time without penalty or premium. The Credit Facility will be secured by substantially all of the Company’s assets, subject to prior liens and security interests.
The Company is accounting for the Eversana Agreement as a collaborative arrangement. As of March 31, 2021, no material accruals, expenses, payments, or revenues were recorded by the Company in connection with the Eversana Agreement.

4.    Cash Equivalents and Investments in Marketable Securities
The following table summarizes the Company's cash equivalents and investments in marketable securities at fair value on a recurring basis:

As of March 31, 2021:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
Money market funds classified as cash equivalents	$24,419	$24,419	$—	$—

As of December 31, 2020:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
Money market funds classified as cash equivalents	$33,918	$33,918	$—	$—

5.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	March 31, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Prepaid insurance	$807	$66
Unbilled revenue	157	124
Prepaid services	120	97
Accounts receivable	86	—
Prepaid software and subscriptions	81	118
Deferred offering costs	70	48
Other	270	—
Total	$1,591	$453

Property and Equipment
The following table summarizes the Company’s property and equipment for each of the periods presented:

	March 31, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$24,212	$24,212
Manufacturing equipment	14,893	14,893
Laboratory and office equipment	1,641	1,641
Computer equipment and software	172	172
Construction-in-progress	19,893	18,239
Property and equipment at cost	60,811	59,157
Less: accumulated depreciation property and equipment	(28,683)	(28,248)
Total	$32,128	$30,909
Depreciation expense was approximately $0.4 million and $0.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively.
Construction-in-progress ("CIP") included $15.4 million and $14.6 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system as of March 31, 2021 and December 31, 2020, respectively, of which capitalized construction period interest was $2.7 million and $2.4 million as of March 31, 2021 and December 31, 2020, respectively (See Note 7. Debt Financing).
Other Accrued Liabilities
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	March 31, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$874	$2,993
Professional service fees	315	175
Contract manufacturing	176	71
Deferred revenue	47	—
Pre-clinical and clinical studies	10	22
Other	69	106
Total	$1,491	$3,367

6.    Leases
Operating Leases
The Company has a non-cancelable operating lease for office, research and development, and manufacturing facilities in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 60 months subject to certain terms and conditions. The Company also has operating leases for manufacturing space at two of its contract manufacturing organizations ("CMOs"). The operating leases are embedded in agreements with these CMOs that include lease and non-lease components.
The following table summarizes information regarding the Company's leases for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(unaudited; in thousands)
Operating lease costs	$439	$422
Operating cash flows from operating leases - cash paid for operating leases	$489	$461

The following table summarizes the lease terms and discount rates for the Company's leases as of March 31, 2021:

(unaudited)
Weighted-average remaining lease term (in years)	3.38
Weighted average discount rate	11%
The following table summarizes the maturities of the Company's lease liabilities for each year ending December 31, as of March 31, 2021:

(unaudited; in thousands)
2021	$1,485
2022	2,043
2023	2,017
2024	1,371
Total undiscounted cash flows	6,916
Less: amount representing interest	(1,178)
Present value of lease liabilities	$5,738

Current portion	$1,434
Long-term portion	4,304
Total	$5,738
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
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of March 31, 2021, the Company had an aggregate commercial coating and primary packaging system CIP balance of $15.4 million, that included $2.7 million of interest related to its build-to-suit obligation.

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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of March 31, 2021.
The following table summarizes the debt obligations as of March 31, 2021:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Stated Interest Rate	Amended Effective Interest Rate	Maturity Date
	(unaudited; in thousands)
09/25/2018	$5,000	$1,667	$600	$(14)	$(82)	$160	9.43%	24.38%	04/01/2022
12/11/2018	2,800	1,177	336	(12)	(39)	90	9.68%	18.25%	07/01/2022
06/06/2019	2,300	1,350	276	(20)	(64)	74	9.93%	18.08%	01/01/2023
09/13/2019	2,300	1,534	276	(26)	(86)	74	9.93%	18.04%	04/01/2023
11/27/2019	1,600	1,151	192	(21)	(72)	52	9.93%	18.16%	06/01/2023
Total	$14,000	$6,879	$1,680	$(93)	$(343)	$450
The following table summarizes the Company's build-to-suit obligation as of March 31, 2021 (unaudited; in thousands):

Build-to-suit obligation principal amount	$6,879
Build-to-suit obligation Purchase Option Fees at present value	1,587
Less: unamortized Purchase Option Fees	(271)
unamortized warrants, discounts and issuance costs	(72)
Build-to-suit obligation, net of debt issuance costs and discount	$8,123

Build-to-suit obligation, current portion	$4,697
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	3,426
Build-to-suit obligation, net of debt issuance costs and discount	$8,123
The following table summarizes future minimum payments on the Company’s build-to-suit obligation, including payments of principal and interest and Purchase Option Fees for each year ending December 31 as of March 31, 2021:

	Principal	Interest	Purchase Option Fees	Total
	(unaudited; in thousands)
2021	$3,628	$420	$—	$4,048
2022	2,979	189	936	4,104
2023	272	8	744	1,024
Total	$6,879	$617	$1,680	$9,176

The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(unaudited; in thousands)
Build-to-suit obligation, cash interest expense	$197	$252
Build-to-suit obligation, effective interest expense	137	243
Less: build-to-suit obligation, interest capitalized	(242)	(298)
Build-to-suit obligation interest expense	$92	$197
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
The Paycheck Protection Flexibility Act of 2020, P.L. 116-142, extended the deferral period for loan payments to either (1) the date that the SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The Company’s first payment is due on September 21, 2021 and if the loan is fully forgiven, the Company is not responsible for any payments. If only a portion of the loan is forgiven, or if the forgiveness application is denied, any remaining balance due on the loan must be repaid by the Company on or before April 21, 2022, the maturity date of the loan. Interest accrues during the time between the disbursement of the loan and SBA remittance of the forgiveness amount. The Company is responsible for paying the accrued interest on any amount of the loan that is not forgiven.
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
8.    Common Stock Warrants
The following table summarizes the Company's issued and outstanding common stock warrants:

	Warrants Outstanding as of December 31, 2020	Issued	Exercised	Expired	Warrants Outstanding as of March 31, 2021	Exercise Price per Share	Expiration Date
		unaudited
Series E - March 2020	4,709,502	—	(4,078,667)	—	630,835	$0.8025	03/06/25
Series C - February 2020	167,700	—	(145,000)	—	22,700	$0.6500	02/14/25
Trinity - September 2018	75,000	—	—	—	75,000	$3.5928	09/25/25
Series B - August 2016	195,906	—	—	—	195,906	$31.0000	08/19/21
Total	5,148,108	—	(4,223,667)	—	924,441
Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision.

9.    Stock-Based Compensation
The following table summarizes activity under the Amended and Restated 2014 Equity and Incentive Plan (“2014 Plan”), the 2012 Stock Incentive Plan and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the three months ended March 31, 2021 (unaudited):

	Number of Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	2,724,537	$3.31	335,004	$0.84
Granted	1,640,500	$1.25	595,250	$1.20
Canceled/forfeited/expired	(47,345)	$2.54	(7,313)	$0.84
Outstanding at March 31, 2021	4,317,692	$2.54	922,941	$1.07
On January 1, 2021, the shares of common stock authorized for issuance under the 2014 Plan were increased by 3,572,317 shares pursuant to the automatic annual increase provisions of the 2014 Plan. As of March 31, 2021, 1,475,534 shares of common stock were available for issuance under the 2014 Plan.
Stock-Based Compensation Expense
The following table summarizes the Company's stock compensation expense for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(unaudited; in thousands)
Research and development	$138	$169
General and administrative	272	195
Total	$410	$364

10.    Commitments and Contingencies
Equipment Purchase Commitments
The Company has a remaining commitment of approximately $1.1 million recorded as a current liability on the balance sheet at March 31, 2021, with an equipment manufacturer to purchase a commercial coating and primary packaging machine for the production of its product candidate, Qtrypta.
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
The agreements call for annual fees of $2.8 million in 2021 escalating to $14.0 million in 2024, to be paid in equal monthly installments. The annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price, the transfer of technology in 2021 and other operating expenses. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the manufacturing and supply agreement continues until the seventh anniversary of the date on which the Company receives NDA approval of Qtrypta in the United States. As of March 31, 2021, the Company had recorded a right-of-use asset and associated lease liability at the present value of the amount of the manufacturing and supply agreement identified as an embedded operating lease (See Note 6. Leases).
The Company may terminate the agreements upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances for the cost to remove the Company's equipment and restore the CMO's facility, which is recorded as a liability on the balance sheet. The Company may also elect to terminate the contracts for convenience, which would result in cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated, and costs to remove the Company's equipment and restore the CMO's facility. The Company or the CMO may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.

The Company has non-cancelable commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $3.3 million, of which $0.8 million was a current liability on the balance sheet as of March 31, 2021.
The Company has an agreement with another CMO (the “Agreement”) to provide services related to the manufacture and assembly of a component (the “Product”) of Qtrypta. Under the Agreement, the parties expressed their mutual intent to enter into a commercial supply agreement (“Supply Agreement”). The Agreement provides that if the Company does not enter into a Supply Agreement with this CMO or ceases to purchase the Product from this CMO prior to reaching a minimum commitment level, then the Company would be required to pay the CMO up to $2.5 million; however, no such payment will be required in the event of this CMO’s material breach. The Company may be required to pay an additional payment of up to $4.6 million if the Company ceases to purchase the Product from this CMO and a Supply Agreement is not entered into, except that no such payment will be required in the event of this CMO’s material breach or if the FDA does not approve Qtrypta. As of March 31, 2021, the Company had recorded a right-of-use asset and associated lease liability at the present value of the amount of the Agreement identified as an embedded operating lease (See Note 6. Leases).
The Company has a manufacturing and supply agreement through September 2023 with another supplier for a component part that includes an inactivity fee of up to $85,000 annually.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2021.
Legal Proceedings
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against the Company and certain of its current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired the Company's securities between February 13, 2017 and September 30, 2020 (the "Class Period"). The complaints allege that the Company and certain of its current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about the Company's business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the “Securities Action”). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleges the same claims as the previous complaints and extends the Class Period through October 20, 2020. The Company anticipates filing a motion to dismiss the consolidated amended complaint. Pursuant to a stipulated court order, the Company expects to file the motion by May 14, 2021; the Co-Lead Plaintiffs are expected to file their opposition by June 14, 2021; and the Company expects to file a reply brief by July 6, 2021. The earliest date upon which the Court may hear the motion is July 20, 2021.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of the Company's current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the “Derivative Action”). The complaint alleges breaches of the defendants’ fiduciary duties as the Company's directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the Court entered an order staying the Derivative Action, including all deadlines, conferences and hearings, until the final resolution of the Company's anticipated motion to dismiss in the Securities Action, including through any amendments and/or appeals.

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
11.    Subsequent Event
On April 5, 2021, the Company signed a Master Services Agreement with a contract research organization to perform services related to clinical trials for the Company. On April 21, 2021, the Company and the contract research organization signed a work order in association with the Master Services Agreement, under which the contract research organization will perform the PK study required to support the resubmission of the Qtrypta 505(b)(2) NDA. The total estimated budget for the PK study is $1.4 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, this discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. You should not place undue reliance on these forward-looking statements, which involve risks and uncertainties. As a result of many factors, including but not limited to those set forth under ‘‘Risk Factors,’’ our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
Zosano Pharma Corporation is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using our proprietary transdermal microneedle system (the “System”). Our System is designed to facilitate rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic ("PK") profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is applied with a reusable hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles penetrate the stratum corneum to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and stability may offer significant therapeutic and practical advantages, and on developing products where rapid administration of approved drugs with established safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards potential commercialization.
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
We submitted a 505(b)(2) New Drug Application (“NDA”) for Qtrypta to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials and inadequate PK bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the Qtrypta NDA. Based on feedback from the Type A meeting held with the Division, we plan to conduct an additional PK study for inclusion in an NDA resubmission package. During the meeting, the Division did not request that we conduct any further clinical efficacy studies to support the resubmission. On February 19, 2021, we received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the planned PK study to generate additional safety information. This assessment was included in the proposed study protocol submitted to the FDA for review.
On April 12, 2021, we received FDA comments and recommendations to our proposed PK study protocol for Qtrypta. We have made the recommended changes to the study protocol and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the Qtrypta 505(b)(2) NDA. The study is expected to involve 48 healthy volunteers to generate comparative PK and safety data. We expect the study to begin in June 2021 and to be completed with data available in the third quarter of 2021. Subject to positive data, we expect to resubmit our NDA for Qtrypta by the end of 2021. There is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction.
We do not anticipate realizing product revenues unless and until the FDA approves our Qtrypta NDA and we begin commercializing Qtrypta, which may never occur.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported results of operations during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.
There have been no changes to our critical accounting policies which are included in Note 2. Summary of Significant Accounting Policies to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 11, 2021.
Financial Operations Overview
General
As of March 31, 2021, we had an accumulated deficit of approximately $340.3 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our Qtrypta product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
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
We will require additional capital to undertake our planned research and development activities, pre-commercialization activities, and to meet our operating requirements in and beyond 2021. We intend to raise such capital through the issuance of additional equity through public or private offerings, debt financings, strategic alliances, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our Qtrypta development program, out-license intellectual property rights to our transdermal delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
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

Service revenue
Service revenue is related to feasibility studies in which we provide research and development services to customers to determine the feasibility of using our System in connection with the customers’ pharmaceutical agents. In the first quarter of 2021, we recognized revenue on agreements with three pharmaceutical companies for such studies. We expect service revenue to fluctuate based on the volume and activity of the feasibility studies.
Cost of service revenue
Cost of service revenue consists of personnel and material costs associated with feasibility studies. In the first quarter of 2021, we incurred costs related to three such studies. We expect cost of service revenue to fluctuate in 2021 based on the volume and activity of the feasibility studies.
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
•Expenses related to the performance of drug formulation and clinical trials and studies, including fees paid to CROs, clinical consultants, clinical trial sites and vendors, including Institutional Review Boards, in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as for investigator grants, patient screening fees, laboratory work and statistical compilation and analysis; and
•Allocation of certain shared costs, such as facilities-related costs.
In the first quarter of 2021, our research and development efforts and resources focused primarily on advancing the development of Qtrypta.
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
Interest expense. Interest expense consists primarily of interest costs and associated amortization of debt discounts and issuance costs, if any, related to debt financing.
Other income (expense). Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations.

Results of Operations
Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(unaudited; in thousands)
Service revenue	$258	$—	$258	N/A
Operating expenses:
Cost of service revenue	$162	$—	$162	N/A
Research and development	$5,330	$5,514	$(184)	(3)%
General and administrative	$2,814	$3,082	$(268)	(9)%

Other income (expense):
Interest income	$1	$10	$(9)	(90)%
Interest expense	$(97)	$(206)	$109	(53)%
Other income (expense), net	$2	$103	$(101)	*

* Not meaningful.
Service revenue
In the first quarter of 2021, service revenue related to agreements with three pharmaceutical companies for feasibility studies. We expect these studies to continue in 2021 and for service revenue to fluctuate based on the volume and activity of the feasibility studies.
Cost of service revenue
In the first quarter of 2021, cost of service revenue related to three feasibility studies. We expect these studies to continue in 2021 and expect cost of service revenue to fluctuate in 2021 based on the volume and activity of the feasibility studies.
Research and development expenses
Research and development expenses decreased approximately $0.2 million, or 3%, for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily due to lower employee and temporary employee costs of $0.6 million and $0.2 million of lower clinical trial costs. These decreases were partially offset by increases of $0.3 million in production and manufacturing costs due to the scale up and technology transfer to our commercial manufacturing organizations and $0.3 million of additional depreciation related to assets placed into service at our contract manufacturing organizations.
General and administrative expenses
General and administrative expenses decreased approximately $0.3 million, or 9%, for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily due to a decrease of $0.3 million decrease in professional service fees.
Other income and expense
Interest income. For the three months ended March 31, 2021 and 2020, interest income resulted primarily from interest recognized related to investments in marketable securities. The decrease for the three months ended March 31, 2021 as compared to the same period in 2020 resulted from lower interest rates.
Interest expense. For the three months ended March 31, 2021 and 2020, interest expense consisted primarily of interest and amortization of debt discount. The decrease in interest expense resulted from a lower outstanding balance on our build-to-suit obligation with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) ("Trinity") during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, we capitalized a portion of interest paid to Trinity as construction-in-progress.

Other income (expense). Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations.
Liquidity and Capital Resources
Our liquidity and capital resources are summarized as follows:

	March 31, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Cash and cash equivalents	$26,882	$35,263
Working capital*	$14,065	$21,205
Accumulated deficit	$(340,332)	$(332,190)

* We define working capital as current assets less current liabilities. See our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our current assets and current liabilities.
As of March 31, 2021, we had approximately $26.9 million in cash and cash equivalents, $14.1 million of working capital and an accumulated deficit of $340.3 million. The decrease in cash and cash equivalents and working capital as of March 31, 2021 as compared to December 31, 2020 was primarily the result of our loss from operations, investments made in property and equipment and our payments to Trinity, offset primarily by cash received from warrant exercises. Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional capital resources through equity offerings, debt financings, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
We filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020 (the "2020 Shelf Registration Statement"). The 2020 Shelf Registration Statement provides us with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $33.7 million is available at March 31, 2021.
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
Cash Flows

	Three Months Ended March 31,
	2021	2020
	(unaudited; in thousands)
Net cash provided by (used in):
Operating activities	$(7,460)	$(8,444)
Investing activities	(3,236)	(1,384)
Financing activities	2,315	22,069
(Decrease) increase in cash, cash equivalents, and restricted cash	$(8,381)	$12,241
Operating Cash Flow: Net cash used in the three months ended March 31 in both 2021 and 2020 was primarily related to personnel, manufacturing, facility and technology transfer and development costs in conjunction with services performed by our contract manufacturers, clinical development and trial costs, other pre-commercial activities and other administrative expenses incurred in the course of our continuing operations. The changes in net cash used in operating activities were primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
Net cash used in operating activities for the three months ended March 31, 2021 of $7.5 million was primarily due to our net loss of $8.1 million adjusted for non-cash stock-based compensation of $0.4 million and depreciation and amortization of $0.4 million and an increase in our prepaid expenses of $1.1 million, offset by an increase in accounts payable and accrued compensation and other accrued liabilities of approximately $1.0 million. Net cash used in operating activities for the three months ended March 31, 2020 of $8.4 million was primarily due to our net loss of $8.7 million, adjusted for non-cash stock-based compensation of $0.4 million and depreciation and amortization of $0.2 million and an increase in accrued compensation and other accrued liabilities of $0.3 million, offset by a decrease in accounts payable of $0.6 million.
Investing Cash Flow: Net cash used in investing activities of $3.2 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively, was the result of property and equipment purchases to support our pre-commercialization activities.
Financing Cash Flow: Net cash provided by financing activities of $2.3 million for the three months ended March 31, 2021 was primarily due to the proceeds from the issuance of common stock from the exercise of warrants of $3.4 million. These proceeds were offset by repayments on the Trinity build-to-suit obligation of $1.2 million. See below for a further discussion of our equity activity in the first three months of 2021. Net cash provided by financing activities of $22.1 million in the first three months of 2020 was primarily due to net proceeds from various common stock offerings amounting to $21.4 million and proceeds from the exercise of warrants of $1.7 million, offset by repayments on the Trinity build-to-suit obligation of $1.1 million.

2021 Issuance of Shares
At-the-Market Offering Program - 2020
On June 8, 2020, we entered into a sales agreement with BTIG, LLC ("BTIG") as sales agent, to establish an at-the-market offering program (“2020 ATM”), under which we are permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. We are required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and have also agreed to provide BTIG with customary indemnification rights. During the three months ended March 31, 2021, we issued and sold 82,935 shares of our common stock at an average price of $1.31 per share under the 2020 ATM with aggregate net proceeds of less than $1,000 after deducting commissions and offering expenses. In April 2021, we issued and sold 355,551 shares of our common stock at an average price of $1.26 per share under the 2020 ATM with aggregate net proceeds of approximately $0.4 million after deducting commissions and offering expenses. The shares were sold pursuant to our 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020. As of the date of this Quarterly Report on Form 10-Q, we have approximately $5.3 million available to be offered and sold under the 2020 ATM.
Registered Direct Offering - March 2020
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the "March 2020 Offering") of (i) 11,903,506 shares of our common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. During the three months ended March 31, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020. As of the date of this Quarterly Report on Form 10-Q, we have Series E Warrants to purchase 630,835 shares of our common stock outstanding.
Public Offering - February 2020
On February 14, 2020, we closed an underwritten offering (the "February 2020 Offering") for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. During the three months ended March 31, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020. As of the date of this Quarterly Report on Form 10-Q, we have Series C Warrants to purchase 22,700 shares of our common stock outstanding.
Contractual Obligations
During the three months ended March 31, 2021, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021, other than the subsequent event described in Note 11 to our financial statements and the fulfillment of existing obligations in the ordinary course of business.
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, of the Notes to Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $26.9 million as of March 31, 2021, which consisted of bank deposits and money market accounts. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020 (the "Class Period"). The complaints allege that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the "Securities Action"). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleges the same claims as the previous complaints and extends the Class Period through October 20, 2020. We anticipate filing a motion to dismiss the consolidated amended complaint. Pursuant to a stipulated court order, we expect to file the motion by May 14, 2021; the Co-Lead Plaintiffs are expected to file their opposition by June 14, 2021; and we expect to file a reply brief by July 6, 2021. The earliest date upon which the Court may hear the motion is July 20, 2021.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the "Derivative Action"). The complaint alleges breaches of the defendants’ fiduciary duties as our directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the Court entered an order staying the Derivative Action, including all deadlines, conferences and hearings, until the final resolution of our anticipated motion to dismiss in the Securities Action, including through any amendments and/or appeals.
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

Item 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and other documents that we file with the U.S. Securities and Exchange Commission ("SEC"). Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Any of the following risks and uncertainties are, and will be, exacerbated by COVID-19 pandemic and any worsening of the global business and economic environment as a result.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of March 31, 2021, we had an accumulated deficit of $340.3 million and approximately $26.9 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
There is no assurance that additional funds will be obtained for our ongoing operations or that we will succeed in our future operations. Specifically, the COVID-19 pandemic has caused volatility in the global financial markets and threatened a slowdown in the global economy, which may adversely affect our ability to raise additional capital on attractive terms or at all. A recession, depression or other sustained adverse market event resulting from the spread of COVID-19 may also limit our ability to obtain financing for our operations. In addition, our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our unaudited financial statements included in this Quarterly Report on Form 10-Q include an explanatory paragraph regarding our ability to continue as a going concern which may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, results of operations and prospects.
We have a history of operating losses. We expect to continue to incur losses over the next several years and may never become profitable.
Since inception, we have incurred significant operating losses. For the twelve months ended December 31, 2020 and the three months ended March 31, 2021, we incurred a net loss of $33.4 million and $8.1 million, respectively, and, as of March 31, 2021, we had an accumulated deficit of $340.3 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, QtryptaTM (M207) ("Qtrypta"), or any other product candidates that we develop. These expenditures will be incurred for manufacturing, development, clinical trials, regulatory compliance and infrastructure. Even if we succeed in developing, obtaining regulatory approval for and commercializing Qtrypta or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
Our build-to-suit arrangement with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) ("Trinity") imposes restrictions on our business, and if we default on our obligations, Trinity would have a right to request payment in full of the build-to-suit obligation.
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
On April 21, 2020, we entered into a note (the “PPP Note”) with Silicon Valley Bank pursuant to the Paycheck Protection Program (“PPP”), which provides for a loan in the amount of $1.6 million (the “PPP Loan”). The PPP, established as part of the

Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (“SBA”). The PPP Note is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act, which are subject to revisions and changes by Congress, the Treasury Department and SBA. The term of the PPP Loan is two years. The annual interest rate on the PPP Loan is 1.0% and principal and interest payments are deferred until September 21, 2021. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of our payroll levels. We applied for forgiveness of the entire $1.6 million loan amount and accrued interest on October 4, 2020, utilizing the 24-week covered period allowed by the SBA. The lender reviewed the application and submitted it to the SBA on October 7, 2020. No assurance is provided that we will obtain forgiveness of the PPP Loan in whole or in part. If forgiveness is not granted, the PPP Loan will need to be repaid by us, which could have an adverse effect on our future cash flows and financial condition. Additionally, the Treasury Department and SBA continue to develop and issue new and updated regulations and guidance regarding the PPP loan process, including regarding required borrower certifications and requirements for forgiveness of loans made under the PPP. We continue to track the regulations and guidance as they are released and assess and re-assess various aspects of our application as necessary. However, given the potential for additional legislation, regulation or guidance, and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the PPP Loan will be forgivable in whole or in part. Finally, we may be subject to CARES Act-specific lookbacks and audits conducted by the Treasury, SBA or other federal agencies, including oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.
RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES
The development and commercialization of our product candidates are subject to many risks. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
To date, we have devoted the majority of our research, development and clinical efforts and financial resources toward the development of Qtrypta, our proprietary formulation of zolmitriptan for the acute treatment of migraine headaches. In December 2019, we submitted a 505(b)(2) New Drug Application (“NDA”) to the FDA seeking approval for Qtrypta. On September 29, 2020, we received a Discipline Review Letter (“DRL”) from the FDA in response to the application. The DRL described two concerns with respect to the clinical pharmacology section of the NDA. First, the FDA raised questions regarding unexpected high plasma concentrations of zolmitriptan observed in five study subjects from two pharmacokinetic ("PK") studies, and how the data from these subjects affect the overall clinical pharmacology section of the application. Second, the FDA raised questions regarding differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials.
On October 20, 2020, we received a complete response letter (“CRL”) from the FDA in response to the Qtrypta NDA. The CRL stated that the FDA determined it could not approve the NDA in its present form and provided recommendations to address the remaining approvability issues in an NDA resubmission. The approvability issues are related to clinical pharmacology and product quality. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the DRL. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of Qtrypta in our clinical trials and inadequate PK bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development to address these issues.
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
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the Qtrypta NDA. Based on feedback from the Type A meeting held with the Division, we plan to conduct an additional PK study for inclusion in an NDA resubmission package. On February 19, 2021, we received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the planned PK study to generate additional safety information. This assessment was included in the PK study protocol, submitted to the FDA for review.

On April 12, 2021, we received FDA comments and recommendations to our proposed PK study protocol for Qtrypta. We have made the recommended changes to the study protocol and established an agreement with a contract research organization (“CRO”) to conduct the PK study required to support the resubmission of the Qtrypta 505(b)(2) NDA. The study is expected to involve 48 healthy volunteers to generate comparative PK and safety data. We expect the study to begin in June 2021 and to be completed with data available in the third quarter of 2021. Subject to positive data, we expect to resubmit the NDA for Qtrypta by the end of 2021.
We will incur additional costs and delays in our previously anticipated timeline for potential commercialization due to the additional PK study, and our plan to resubmit the NDA may be further delayed and we may incur higher than anticipated additional costs depending on the time it takes to complete the PK study, or any additional studies or other requirements of the FDA. In addition, there is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction.
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
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our product candidates described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
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
•delays in obtaining authorization from regulators and required Institutional Review Board ("IRB") approval at each site to commence a trial;
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
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, where we have planned or have ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities have been closed and production has been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have limited the number of employees at our principal executive office to essential employees only, primarily research and development employees working in laboratories, with our administrative employees continuing their work outside of our office. We have also limited the number of staff in any given research and development laboratory. These precautionary measures may disrupt and adversely affect our business and operations. If COVID-19 continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:
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
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or the discontinuation of such clinical trials altogether;
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
We cannot be certain that the results from any completed clinical trial or any future clinical trial, if completed as planned, will support the intended use of our products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe and effective in humans for their intended uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the submission of an NDA with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. In addition, our clinical trials to date have involved small subject populations. Because of the small sample sizes, the results of these clinical trials may not be indicative of future results.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, or modifications to approved drugs, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, for 35 days beginning on December 22, 2018, the U.S. government shut down and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities.

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
We or any of our current or future partners may choose not to continue developing a product or product candidate at any time during development, or commercialize it after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.
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
We have contracted with CMOs to produce, in collaboration with us, Qtrypta, for commercial use, if approved, in the United States. We have not entered into any agreements with any alternate suppliers for Qtrypta product or active pharmaceutical ingredients ("APIs"). Even if we were able to enter into other long-term agreements for manufacture of commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of Qtrypta. Additionally, if Qtrypta is approved for commercial sale in jurisdictions outside the United States or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products.

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
We rely on CMOs for various components of our transdermal microneedle system, including API, raw materials used in manufacturing, and capital equipment. Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance. In addition, CMOs may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate or any other product candidates that we may develop.
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
We rely on a third party contract research organizations to manage our clinical trials. In addition, we rely on other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. While we have agreements governing their activities, we will have limited influence over their actual performance, and we will control only certain aspects of their activities. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If there is any dispute or disruption in our relationship with our CROs or if we need to enter into alternative arrangements, that will delay our product development activities.
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
Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund our expenses. We may seek to collaborate with third parties for certain of our development programs, and for the commercialization of our product candidates, if approved. For example, in August 2020, we entered into a commercialization agreement with Eversana for the commercialization of Qtrypta, if approved by the FDA.
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
In addition, even if we submit a Section 505(b)(2) application that relies on clinical trials conducted for a previously approved product where there are no patents referenced in the Orange Book for such other product with respect to which we have to provide certifications, we are subject to the risk that the FDA could disagree with our reliance on the particular previously approved product, conclude that such previously approved product is not an acceptable reference product, and require us instead to rely as a reference product on another previously approved product that involves patents referenced in the Orange Book, requiring us to make the certifications described above and subjecting us to additional delay, expense and the other risks described above. The FDA may also find that additional studies are necessary for the Section 505(b)(2) application, which could delay when our product candidates are commercialized, potentially increasing the amount of time and expense in the development of our product candidates.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions.
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
Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. These new laws and any other future legislative or policy changes may result in additional reductions in Medicare and other healthcare funding, which may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our out-licensed products and product candidates (if and when approved) and accordingly, our financial results.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through May 7, 2021, for example, our stock has traded in a range with a low of $0.328 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020 (the "Class Period"). The complaints allege that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the "Securities Action"). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleges the same claims as the previous complaints and extends the Class Period through October 20, 2020. We anticipate filing a motion to dismiss the consolidated amended complaint. Pursuant to a stipulated court order, we expect to file the motion by May 14, 2021; the Co-Lead Plaintiffs are expected to file their opposition by June 14, 2021; and we expect to file a reply brief by July 6, 2021. The earliest date upon which the court may hear the motion is July 20, 2021.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the "Derivative Action"). The complaint alleges breaches of the defendants’ fiduciary duties as our directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the court entered an order staying the Derivative Action, including all deadlines, conferences and hearings, until the final resolution of our anticipated motion to dismiss in the Securities Action, including through any amendments and/or appeals.
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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Authorized Share Increase) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Reverse Stock Split) (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

10.1
Form of Zosano Pharma Corporation Nonstatutory Stock Option Award Agreement (incorporated by reference to Exhibit 99.5 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 12, 2021)

10.2
Zosano Pharma Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.37 to the registrant's Annual Report on Form 10-K filed with the Commission on March 11, 2021)

31.1*	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer and Chief Financial Officer, as required by rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

#	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2021	Zosano Pharma Corporation (Registrant)

Steven Lo
Chief Executive Officer (Principal Executive Officer)

Christine Matthews
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)