Form 10-Q
period 2021-06-30
Zosano Pharma Corp
filed 2021-08-10
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
_______________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
As of August 6, 2021, the registrant had a total of 115,590,749 shares of its common stock, $0.0001 par value per share, outstanding.

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
•our plans for and the anticipated timing with respect to the resubmission of our 505(b)(2) New Drug Application (“NDA”) for M2071 to the U.S. Food and Drug Administration (the “FDA”);
•our plans for conducting and completing the pharmacokinetic (“PK”) study required to support the potential resubmission of the NDA and the availability of data from the study;
•our expectations regarding the clinical effectiveness and safety of our product candidates;
•the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved product;
•our manufacturing capabilities and strategy, and our ability to establish and maintain relationships with contract manufacturing organization(s) (“CMOs”) to expand our manufacturing capacity;
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
1 Previously, M207 was known as Qtrypta, which we no longer intend to use as the proprietary name of M207. We are currently in the process of identifying an alternative proprietary name for M207.

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
•Our build-to-suit arrangement with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”), imposes restrictions on our business, and if we default on our obligations, Trinity would have a right to request payment in full of the build-to-suit obligation.
•We have limited operating history and capabilities.
•The development and commercialization of our product candidates are subject to many risks. For example, we received a complete response letter from the FDA in response to our NDA for M207, and based on feedback from the FDA, we are conducting an additional PK study for inclusion in an NDA resubmission package. However, there is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
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
•We currently depend primarily on third-party suppliers for manufacture of our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize M207 or any other product candidates we may develop.
•We rely on CMOs for various components of our transdermal microneedle system, and our business could be harmed if those third parties fail to provide us with sufficient quantities of those components at acceptable quality levels and prices or fail to maintain or achieve satisfactory regulatory compliance.
•We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to comply with applicable regulatory requirements or to meet deadlines for the completion of such trials.

•We have no experience selling, marketing or distributing approved product candidates and have no internal capabilities to do so, and will rely on Eversana and other third parties for the commercialization of M207, and we and they may not be able to effectively market, sell and distribute M207, if approved.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ZOSANO PHARMA CORPORATION
BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,058	$35,263
Prepaid expenses and other current assets	1,787	453
Total current assets	23,845	35,716
Restricted cash	455	455
Property and equipment, net	32,184	30,909
Operating lease right-of-use assets	4,366	4,928
Other long-term assets	—	3
Total assets	$60,850	$72,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,677	$1,884
Accrued compensation	1,801	2,294
Build-to-suit obligation, current portion, net of debt issuance costs and discount	4,825	4,779
Operating lease liabilities, current portion	1,492	1,378
Paycheck Protection Program loan, current portion	—	809
Other accrued liabilities	1,620	3,367
Total current liabilities	11,415	14,511
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	2,237	4,359
Operating lease liabilities, long-term portion	3,911	4,687
Paycheck Protection Program loan, long-term portion	—	812
Other long-term liabilities	221	127
Total liabilities	17,784	24,496
Commitments and contingencies (see note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 113,329,291 and 102,066,218 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	11	10
Additional paid-in capital	389,531	379,695
Accumulated deficit	(346,476)	(332,190)
Total stockholders’ equity	43,066	47,515
Total liabilities and stockholders’ equity	$60,850	$72,011

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Service revenue	$188	$—	$446	$—
Operating expenses:
Cost of service revenue	202	—	364	—
Research and development	5,000	4,932	10,330	10,446
General and administrative	2,958	2,766	5,772	5,848
Total operating expenses	8,160	7,698	16,466	16,294
Loss from operations	(7,972)	(7,698)	(16,020)	(16,294)
Other income (expense):
Interest income	—	5	1	15
Interest expense	(22)	(190)	(119)	(396)
Other income (expense), net	1,850	(12)	1,852	91
Loss before provision for income taxes	(6,144)	(7,895)	(14,286)	(16,584)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(6,144)	$(7,895)	$(14,286)	$(16,584)

Net loss per common share – basic and diluted	$(0.06)	$(0.14)	$(0.13)	$(0.36)
Weighted-average common shares used in computing net loss per common share – basic and diluted	108,943	54,927	106,662	45,597

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	102,066,218	$10	$379,695	$(332,190)	$47,515
Issuance of common stock upon exercise of Series E warrants	4,078,667	1	3,273	—	3,274
Issuance of common stock upon exercise of Series C warrants	145,000	—	94	—	94
Issuance of common stock in connection with at-the-market offering, net	82,935	—	—	—	—
Stock-based compensation	—	—	410	—	410
Net loss	—	—	—	(8,142)	(8,142)
Balance at March 31, 2021	106,372,820	$11	$383,472	$(340,332)	$43,151
Issuance of common stock in connection with at-the-market offering, net	6,848,672	—	5,531	—	5,531
Release of restricted stock units	107,799	—	—	—	—
Stock-based compensation	—	—	528	—	528
Net loss	—	—	—	(6,144)	(6,144)
Balance at June 30, 2021	113,329,291	$11	$389,531	$(346,476)	$43,066

ZOSANO PHARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	23,503,214	$2	$308,211	$(298,821)	$9,392
Issuance of common stock and Series E warrants in connection with registered direct offering, net	11,903,506	1	10,210	—	10,211
Issuance of common stock and Series C and Series D pre-funded warrants in connection with public offering, net	11,992,307	2	8,262	—	8,264
Issuance of common stock upon exercise of Series D pre-funded warrants	2,161,539	—	—	—	—
Issuance of common stock upon exercise of Series C warrants	2,649,723	—	1,722	—	1,722
Issuance of common stock in connection with at-the-market offering, net	2,151,346	—	2,706	—	2,706
Stock-based compensation	—	—	364	—	364
Net loss	—	—	—	(8,689)	(8,689)
Balance at March 31, 2020	54,361,635	$5	$331,475	$(307,510)	$23,970
Issuance of common stock in connection with at-the-market offering, net	1,550,231	$1	$1,160	$—	$1,161
Issuance of common stock upon exercise of Series C warrants	1,333,385	$—	$867	$—	$867
Stock-based compensation	—	$—	$361	$—	$361
Net loss	—	$—	$—	$(7,895)	$(7,895)
Balance at June 30, 2020	57,245,251	$6	$333,863	$(315,405)	$18,464

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,286)	$(16,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	938	725
Change in operating lease right-of-use assets	562	467
Depreciation and amortization	869	517
Effective interest on financing obligations	263	413
Capitalized effective interest	(213)	(263)
Gain on forgiveness of Paycheck Protection Program loan	(1,629)	—
Other	8	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(1,331)	(225)
Accounts payable	(20)	(1,480)
Accrued compensation and other accrued liabilities	57	533
Operating lease liabilities	(662)	(546)
Net cash used in operating activities	(15,444)	(16,443)
Cash flows from investing activities:
Purchases of property and equipment	(4,423)	(4,707)
Net cash used in investing activities	(4,423)	(4,707)
Cash flows from financing activities:
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	5,634	3,996
Proceeds from exercise of Series E warrants	3,273	—
Proceeds from exercise of Series C warrants	94	2,589
Proceeds from registered direct offering of securities, net of commissions and offering costs	—	10,222
Proceeds from public offering of securities and exercise of pre-funded Series D warrants, net of commissions and offering costs	—	8,441
Proceeds from Paycheck Protection Program loan	—	1,610
Principal payments on financing obligations	(2,339)	(1,477)
Net cash provided by financing activities	6,662	25,381
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,205)	4,231
Cash, cash equivalents and restricted cash at beginning of year	35,718	6,771
Cash, cash equivalents and restricted cash at end of year	$22,513	$11,002
Supplemental cash flow information:
Cash paid for interest	$368	$499
Non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan	$1,629	$—
Acquisition of property and equipment under accounts payable and other accrued liabilities	$942	$6,044
Accrued offering costs	$102	$455
Asset retirement obligation	$89	$—

The accompanying notes are an integral part of these financial statements.

Zosano Pharma Corporation
Notes to Financial Statements
(unaudited)

1.    Organization
The Company
Zosano Pharma Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using its proprietary transdermal microneedle system (“System”).
The Company submitted a 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, the Company received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter received by the Company on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in the Company’s trials and inadequate pharmacokinetic (“PK”) bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in the Company’s PK studies. The FDA recommended that the Company conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of the Company’s contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.
On January 29, 2021, the Company held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA. Based on feedback from the Type A meeting held with the Division, the Company is conducting an additional PK study for inclusion in an NDA resubmission package. During the meeting, the Division did not request that the Company conduct any further clinical efficacy studies to support the resubmission. On February 19, 2021, the Company received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with the Company's expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information. This assessment was included in the proposed study protocol submitted to the FDA for review.
On April 12, 2021, the Company received FDA comments and recommendations to the Company’s proposed PK study protocol for M207. The Company has made the recommended changes to the study protocol and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA. The study is expected to involve 48 healthy volunteers to generate comparative PK and safety data. The Company initiated the PK study in June 2021 and expects to complete it during the third quarter of 2021. Subject to positive data, the Company expects to resubmit the NDA for M207 by the end of 2021.
The Company does not anticipate realizing product revenues unless and until the FDA approves the M207 NDA and the Company begins commercializing M207, which events may never occur.
Liquidity and Substantial Doubt about Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of June 30, 2021, had an accumulated deficit of approximately $346.5 million. As of June 30, 2021, the Company had approximately $22.1 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2021 Shelf Registration
The Company filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”), which was declared effective by the SEC on July 14, 2021 (“2021 Shelf Registration Statement”). The 2021 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $150.0 million.
2020 Shelf Registration
The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020 (“2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $3.7 million was available at June 30, 2021.
At-the-Market Offering Program - 2021
On June 28, 2021, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (together, the “Sales Agents”) to establish an at-the-market offering program (“2021 ATM”), under which the Company may sell from time to time, at its option, up to an aggregate of $30.0 million of shares of its common stock. Shares sold under the 2021 ATM will be issued pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 28, 2021. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. As of June 30, 2021, the Company had sold no shares under the 2021 ATM. From July 1, 2021 through August 6, 2021, the Company issued and sold 2,261,458 shares of its common stock at an average price of $0.81 per share under the 2021 ATM for aggregate net proceeds of $1.7 million after deducting commissions and offering expenses payable by the Company. As of the date of this Quarterly Report on Form 10-Q, the Company has approximately $28.2 million available to be offered and sold under the 2021 ATM.
At-the-Market Offering Program - 2020
On June 8, 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”) as sales agent to establish an at-the-market offering program (“2020 ATM”), under which the Company was permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the three months ended June 30, 2021, the Company issued and sold 6,848,672 shares of its common stock at an average price of $0.83 per share under the 2020 ATM for aggregate net proceeds of $5.5 million after deducting commissions and offering expenses payable by the Company. During the six months ended June 30, 2021, the Company issued and sold 6,931,607 shares of its common stock at an average price of $0.84 per share under the 2020 ATM for aggregate net proceeds of $5.5 million after deducting commissions and offering expenses payable by the Company. The shares were sold pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020. As of June 30, 2021, no shares remain available for sale under the 2020 ATM.
Registered Direct Offering - March 2020
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the “March 2020 Offering”) of (i) 11,903,506 shares of the Company’s common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. During the six months ended June 30, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. No Series E Warrants were exercised during the three months ended June 30, 2021. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020. As of the date of this Quarterly Report on Form 10-Q, the Company has Series E Warrants to purchase 630,835 shares of common stock outstanding.
Public Offering - February 2020
On February 14, 2020, the Company closed an underwritten offering (the “February 2020 Offering”) for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. During the six months ended June 30, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. No Series C Warrants were exercised during the three months ended June 30, 2021. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020. As of the date of this Quarterly Report on Form 10-Q, the Company has Series C Warrants to purchase 22,700 shares of common stock outstanding.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2021. The preparation of the accompanying financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods reported. Actual results could differ from those estimates or assumptions.
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
As of June 30, 2021 and December 31, 2020, the Company had restricted cash of approximately $0.5 million consisting primarily of deposits of $0.3 million to secure its building lease until the end of the lease term and a deposit of approximately $0.1 million to a utility provider.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows:

	June 30, 2021	June 30, 2020
	(unaudited; in thousands)
Cash and cash equivalents	$22,058	$10,547
Restricted cash	455	455
Total	$22,513	$11,002
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	June 30, 2021	June 30, 2020
	(unaudited; shares)
Options to purchase common stock	4,488,241	2,685,487
Warrants to purchase common stock	924,441	22,345,150
RSUs	882,079	343,442
Total	6,294,761	25,374,079

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
3. Master Services Agreement with Eversana
On August 6, 2020, the Company entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of M207 in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, Eversana and the Company will cooperate to conduct activities over the term of the Eversana Agreement. The Company maintains ownership of the M207 NDA as well as all legal, regulatory and manufacturing responsibilities for M207. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for M207. Eversana will receive reimbursement of certain commercialization costs pursuant to a commercialization budget estimated at approximately $250.0 million and a low double digit to mid-teen percentage of product profits if and when Company net sales of M207 surpass certain costs incurred by the parties pursuant to the commercialization budget.
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the M207 NDA. Upon expiration or termination of the Eversana Agreement, the Company will retain all profits from product sales consummated after expiration or termination and assume all future corresponding commercialization responsibilities. The Company may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if the Company decides to discontinue development or commercialization efforts for M207 in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control of the Company. Either party may terminate the Eversana Agreement as FDA approval was not received by July 31, 2021. Additionally, either party may terminate the Eversana Agreement if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if M207 is subject to a safety recall in the United States or if M207 is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement).
In addition, under the Eversana Agreement, following FDA approval of the M207 NDA, Eversana has agreed to provide a revolving credit facility of up to $5.0 million (the “Credit Facility”) to the Company pursuant to a loan agreement to be entered into between Eversana and the Company on a subsequent date. The loan will bear interest at an annual rate equal to 10.0%, to be paid monthly, and the Company will be able to prepay any amounts borrowed under the Credit Facility at any time without penalty or premium. The Credit Facility will be secured by substantially all of the Company’s assets, subject to prior liens and security interests.
The Company is accounting for the Eversana Agreement as a collaborative arrangement. As of June 30, 2021, no material accruals, expenses, payments, or revenues were recorded by the Company in connection with the Eversana Agreement.

4.    Cash Equivalents and Investments in Marketable Securities
The following table summarizes the Company's cash equivalents and investments in marketable securities at fair value on a recurring basis:

As of June 30, 2021:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
Money market funds classified as cash equivalents	$18,419	$18,419	$—	$—

As of December 31, 2020:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
Money market funds classified as cash equivalents	$33,918	$33,918	$—	$—

5.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	June 30, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Prepaid insurance	$551	$66
Prepaid services	273	97
Prepaid software and subscriptions	239	118
Deferred offering costs	210	48
Accounts receivable	184	—
Unbilled revenue	174	124
Other	156	—
Total	$1,787	$453

Property and Equipment
The following table summarizes the Company’s property and equipment for each of the periods presented:

	June 30, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$24,212	$24,212
Manufacturing equipment	15,013	14,893
Laboratory and office equipment	1,641	1,641
Computer equipment and software	181	172
Construction-in-progress	20,244	18,239
Property and equipment at cost	61,291	59,157
Less: accumulated depreciation	(29,107)	(28,248)
Total	$32,184	$30,909
Depreciation expense was approximately $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was approximately $0.9 million and $0.5 million for the six months ended June 30, 2021 and June 30, 2020, respectively.
Construction-in-progress (“CIP”) included $15.8 million and $14.6 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system as of June 30, 2021 and December 31, 2020, respectively, of which capitalized construction period interest was $2.9 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively (See Note 7. Debt Financing).
Other Accrued Liabilities
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	June 30, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$614	$2,993
Professional service fees	483	175
Deferred revenue	226	—
Pre-clinical and clinical studies	29	22
Contract manufacturing	11	71
Other	257	106
Total	$1,620	$3,367

6.    Leases
Operating Leases
The Company has a non-cancelable operating lease for office, research and development, and manufacturing facilities in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 60 months subject to certain terms and conditions. The Company also has operating leases for manufacturing space at two of its contract manufacturing organizations (“CMOs”). The operating leases are embedded in agreements with these CMOs that include lease and non-lease components.

The following table summarizes the impact of the Company's operating leases on its financial statements for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited; in thousands)
Statements of Operations and Comprehensive Loss
Operating lease costs	$439	$422	$878	$844

			Six Months Ended June 30,
			2021	2020
			(Unaudited; in thousands)
Statements of Cash Flows
Operating cash flows from operating leases - cash paid for operating leases			$978	$922

The following table summarizes the lease terms and discount rates for the Company's leases as of June 30, 2021:

(unaudited)
Weighted-average remaining lease term (in years)	3.14
Weighted average discount rate	11%
The following table summarizes the maturities of the Company's lease liabilities for each year ending December 31, as of June 30, 2021:

(unaudited; in thousands)
2021	$996
2022	2,043
2023	2,017
2024	1,371
Total undiscounted cash flows	6,427
Less: amount representing interest	(1,024)
Present value of lease liabilities	$5,403

Current portion	$1,492
Long-term portion	3,911
Total	$5,403
7.    Debt Financing
Build-to-Suit Obligation with Trinity
The Company has a build-to-suit arrangement (the “Agreement”) with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) to finance the third-party construction of the Company's commercial coating and primary packaging system (the “Equipment”), expected to be completed in 2021. Under the Agreement, Trinity provided the Company $14.0 million for equipment costs and associated soft costs (“Total Cost”), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. Under the Agreement, each individual drawdown represents a separate financing arrangement with its own term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.

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
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of June 30, 2021, the Company had an aggregate commercial coating and primary packaging system CIP balance of $15.8 million, that included $2.9 million of interest related to its build-to-suit obligation.
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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of June 30, 2021.
The following table summarizes the debt obligations as of June 30, 2021:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Stated Interest Rate	Amended Effective Interest Rate	Maturity Date
	(unaudited; in thousands)
09/25/2018	$5,000	$1,226	$600	$(8)	$(48)	$160	9.43%	24.38%	04/01/2022
12/11/2018	2,800	936	336	(8)	(26)	90	9.68%	18.25%	07/01/2022
06/06/2019	2,300	1,162	276	(15)	(49)	74	9.93%	18.08%	01/01/2023
09/13/2019	2,300	1,350	276	(21)	(67)	74	9.93%	18.04%	04/01/2023
11/27/2019	1,600	1,025	192	(17)	(58)	52	9.93%	18.16%	06/01/2023
Total	$14,000	$5,699	$1,680	$(69)	$(248)	$450

The following table summarizes the Company's build-to-suit obligation as of June 30, 2021 (unaudited; in thousands):

Build-to-suit obligation principal amount	$5,699
Build-to-suit obligation Purchase Option Fees at present value	1,611
Less: unamortized Purchase Option Fees	(200)
unamortized warrants, discounts and issuance costs	(48)
Build-to-suit obligation, net of debt issuance costs and discount	$7,062

Build-to-suit obligation, current portion	$4,825
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	2,237
Build-to-suit obligation, net of debt issuance costs and discount	$7,062
The following table summarizes future minimum payments on the Company’s build-to-suit obligation, including payments of principal and interest and Purchase Option Fees for each year ending December 31 as of June 30, 2021:

	Principal	Interest	Purchase Option Fees	Total
	(unaudited; in thousands)
2021	$2,448	$251	$—	$2,699
2022	2,979	189	936	4,104
2023	272	8	744	1,024
Total	$5,699	$448	$1,680	$7,827
The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited; in thousands)
Build-to-suit obligation, cash interest expense	$170	$228	$367	$480
Build-to-suit obligation, effective interest expense	119	170	256	413
Less: build-to-suit obligation, interest capitalized	(270)	(231)	(512)	(529)
Build-to-suit obligation interest expense	$19	$167	$111	$364
PPP Loan
On April 21, 2020, the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1.6 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On June 10, 2021, the Company was notified by its lender, Silicon Valley Bank, that its PPP Loan, in the amount of $1,610,000 in principal and $18,515 in accrued interest, was forgiven in its entirety by the SBA. The forgiveness of the PPP Loan and accrued interest was recorded as a gain in other income (expense), net in the Company's statement of operations.

8.    Common Stock Warrants
The following table summarizes the Company's issued and outstanding common stock warrants:

	Warrants Outstanding as of	Issued	Exercised	Expired	Warrants Outstanding as of	Exercise Price per Share	Expiration Date
	December 31, 2020				June 30, 2021
		unaudited
Series E - March 2020	4,709,502	—	(4,078,667)	—	630,835	$0.8025	03/06/25
Series C - February 2020	167,700	—	(145,000)	—	22,700	$0.6500	02/14/25
Trinity - September 2018	75,000	—	—	—	75,000	$3.5928	09/25/25
Series B - August 2016	195,906	—	—	—	195,906	$31.0000	08/19/21
Total	5,148,108	—	(4,223,667)	—	924,441
Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision.
9.    Stock-Based Compensation
The following table summarizes activity under the Amended and Restated 2014 Equity and Incentive Plan (“2014 Plan”), the 2012 Stock Incentive Plan and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the six months ended June 30, 2021 (unaudited):

	Number of Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	2,724,537	$3.31	335,004	$0.84
Granted	1,958,500	$1.20	670,250	$1.17
Released	—	$—	(107,799)	$0.84
Canceled/forfeited/expired	(194,796)	$3.54	(15,376)	$0.99
Outstanding at June 30, 2021	4,488,241	$2.38	882,079	$1.09
On January 1, 2021, the shares of common stock authorized for issuance under the 2014 Plan were increased by 3,572,317 shares pursuant to the automatic annual increase provisions of the 2014 Plan. As of June 30, 2021, 1,238,048 shares of common stock were available for issuance under the 2014 Plan.
Stock-Based Compensation Expense
The following table summarizes the Company's stock compensation expense for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited; in thousands)
Research and development	$182	$161	$320	$330
General and administrative	346	200	618	395
Total	$528	$361	$938	$725

10.    Commitments and Contingencies
Contract Manufacturing Organizations
The Company has a technology transfer agreement and a manufacturing and supply agreement with a CMO to provide services related to the manufacture and commercialization of M207. During the term of the agreement, the CMO will provide services related to processing, packaging, labeling and storing M207, in addition to other services such as stability testing, quality control and assurance, and waste disposal.

The agreements call for annual fees of $2.8 million in 2021 escalating to $14.0 million in 2024, to be paid in equal monthly installments. The annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price, the transfer of technology in 2021 and other operating expenses. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the manufacturing and supply agreement continues until the seventh anniversary of the date on which the Company receives NDA approval of M207 in the United States.
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
The Company has non-cancelable commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $3.2 million, of which $0.7 million was a current liability on the balance sheet as of June 30, 2021.
The Company has additional agreements with CMOs to provide services related to the manufacture and assembly of component parts of M207. Under these agreements, the Company may be required to pay up to an aggregate of $7.4 million in various fees and minimum purchase requirements; however, significant portions of these payments will not be required if the FDA does not approve M207, and no such payment will be required in the event of a material breach by a CMO.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of June 30, 2021.
Legal Proceedings
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against the Company and certain of its current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired the Company's securities between February 13, 2017 and September 30, 2020 (the “Class Period”). The complaints allege that the Company and certain of its current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about the Company's business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the “Securities Action”). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleges the same claims as the previous complaints and extends the Class Period through October 20, 2020. The Company filed a motion to dismiss the consolidated amended complaint on May 14, 2021; the Co-Lead Plaintiffs filed their opposition brief on June 14, 2021; and the Company filed a reply brief by July 6, 2021. The hearing on the motion was held on July 22, 2021 and the Court took the motion under submission.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of the Company's current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the “Derivative Action”). The complaint alleges breaches of the defendants’ fiduciary duties as the Company's directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the Court entered an order staying the

Derivative Action, including all deadlines, conferences and hearings, until the final resolution of the Company's motion to dismiss in the Securities Action, including through any amendments and/or appeals.
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
Overview
Zosano Pharma Corporation is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using our proprietary transdermal microneedle system (the “System”). Our System is designed to facilitate rapid drug absorption into the bloodstream, which can result in an improved pharmacokinetic (“PK”) profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is applied with a reusable hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles penetrate the stratum corneum to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and stability may offer significant therapeutic and practical advantages, and on developing products where rapid administration of approved drugs with established safety and efficacy profiles provides an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway that would streamline clinical development and accelerate the path towards potential commercialization.
Our development efforts are currently focused on our product candidate, M207, our proprietary formulation of zolmitriptan delivered utilizing our System. Previously, M207 was known as Qtrypta, which we no longer intend to use as the proprietary name of M207. We are currently in the process of identifying an alternative proprietary name for M207. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. M207 was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. M207 is designed for rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal (“GI”) tract.
We submitted a 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our clinical trials and inadequate PK bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA. Based on feedback from the Type A meeting held with the Division, we are conducting an additional PK study for inclusion in an NDA resubmission package. During the meeting, the Division did not request that we conduct any further clinical efficacy studies to support the resubmission. On February 19, 2021, we received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information. This assessment was included in the proposed study protocol submitted to the FDA for review.

On April 12, 2021, we received FDA comments and recommendations to our proposed PK study protocol for M207. We have made the recommended changes to the study protocol and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA. The study is expected to involve 48 healthy volunteers to generate comparative PK and safety data. We initiated the PK study in June 2021 and expect to complete it during the third quarter of 2021. Subject to positive data, we expect to resubmit the NDA for M207 by the end of 2021. There is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction.
Recent Developments
On July 20, 2021, we were granted an additional patent covering method of use of M207 with the issuance of U.S. Patent No. 11,058,630 titled Method of Rapidly Achieving Therapeutic Concentrations of Triptans for the Treatment of Migraines. The newly issued patent covers methods for the release of active drug from our microneedle system in about one minute and reaching potentially therapeutic levels as quickly as 30 minutes upon application. This latest patent adds to our M207 patent portfolio, which now includes two U.S. patents with claims covering composition of matter and method of use for M207 with expirations in 2037.
In October 2019, we announced that we had begun enrolling patients in our Acute Treatment of Cluster Headache placebo-controlled Phase 2/3 clinical trial to evaluate the efficacy of C213 for the acute treatment of cluster headache. Like M207 for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our proprietary transdermal microneedle system. Due to the COVID-19 pandemic, new enrollment into the clinical trial was temporarily suspended between March 2020 and June 2020. Subject enrollment resumed in July 2020, however, at a rate slower than originally anticipated. In November 2020, we decided to end enrollment of new subjects into the clinical trial as of December 31, 2020. Subjects enrolled in the Phase 2/3 trial prior to December 31, 2020, were randomized to receive 1.9 mg of C213, 3.8 mg of C213, or placebo in a 1:1:1 fashion. The co-primary endpoints of the study are the proportion of patients who achieve pain relief at 15 minutes and the proportion of patients whose pain relief is sustained from 15 minutes to 60 minutes. A total of 42 subjects were randomized in the trial. Of the subjects randomized, 23 subjects treated a cluster attack with C213 and of those who treated, 22 had post-treatment self-reported diary data. Of the treated subjects, eight received placebo, nine received 1.9 mg of C213 and five received 3.8 mg of C213. The percentage of subjects who were positive for both co-primary endpoints (pain relief at 15 minutes and pain relief at 15 minutes sustained to 60 minutes) were 37.5% placebo, 44.4% C213 1.9 mg and 100% C213 3.8 mg. There were five adverse events, all mild in intensity, reported by one placebo subject and three C213 1.9 mg subjects. The number of subjects who treated a cluster attack was not sufficient to perform pre-planned statistical comparisons.
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
There have been no changes to our critical accounting policies which are included in Note 2. Summary of Significant Accounting Policies to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2021.
Financial Operations Overview
General
As of June 30, 2021, we had an accumulated deficit of approximately $346.5 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our M207 product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.

We expect our pre-commercialization expenses related to our M207 product candidate to increase as we continue to advance this program towards regulatory approval and, if approved, commercialization. Because of the numerous risks and uncertainties associated with our technology and drug development, we cannot forecast with any degree of certainty the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability. We do not anticipate realizing product revenues unless and until the FDA approves our M207 NDA and we begin commercializing M207, which may never occur.
We will require additional capital to undertake our planned research and development activities, pre-commercialization activities, and to meet our operating requirements in and beyond 2021. We intend to raise such capital through the issuance of additional equity through public or private offerings, debt financings, strategic alliances, or any combination of the above. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to further reduce our operating expenses and suspend, delay or reduce the scope of our M207 development program, out-license intellectual property rights to our transdermal delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our technology. We cannot forecast with any degree of certainty if we will enter into collaborations for M207 or any other potential future use of our technology or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion of costs of our research and development projects or if, when and to what extent we will generate revenue from their commercialization and sale. Additionally, a future collaborative partner may only be interested in applying our technology in the development and advancement of their own product candidates.
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
Service revenue
Service revenue is related to feasibility studies in which we provide research and development services to customers to determine the feasibility of using our System in connection with the customers’ pharmaceutical agents. In the three and six months ended June 30, 2021, we recognized revenue on agreements with three pharmaceutical companies for such studies. We expect service revenue to fluctuate based on the volume and activity of the feasibility studies.
Cost of service revenue
Cost of service revenue consists of personnel and material costs associated with feasibility studies. In the three and six months ended June 30, 2021, we incurred costs related to three such studies. We expect cost of service revenue to fluctuate in 2021 based on the volume and activity of the feasibility studies.
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
In the three and six months ended June 30, 2021, our research and development efforts and resources focused primarily on advancing the development of M207.

General and administrative expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services and other general operating expenses not otherwise included in research and development. We expect that our general and administrative expenses will increase as we move toward commercialization of our product candidate, M207, if approved.
Other income and expense
Interest income. Interest income consists primarily of interest, amortization of purchase premiums and accretion of purchase discounts, if any, related to our investments in marketable securities.
Interest expense. Interest expense consists primarily of interest costs and associated amortization of debt discounts and issuance costs, if any, related to debt financing.
Other income (expense). Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations.
Results of Operations
Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(unaudited; in thousands, except percentages)
Service revenue	$188	$—	$188	N/A
Operating expenses:
Cost of service revenue	$202	$—	$202	N/A
Research and development	$5,000	$4,932	$68	1%
General and administrative	$2,958	$2,766	$192	7%

Other income (expense):
Interest income	$—	$5	$(5)	(100)%
Interest expense	$(22)	$(190)	$168	(88)%
Other income (expense), net	$1,850	$(12)	$1,862	*

* Not meaningful.
Service revenue
For the three months ended June 30, 2021, service revenue related to agreements with three pharmaceutical companies for feasibility studies. We expect service revenue to fluctuate based on the volume and activity of feasibility studies.
Cost of service revenue
For the three months ended June 30, 2021, cost of service revenue related to three feasibility studies. We expect cost of service revenue to fluctuate in 2021 based on the volume and activity of feasibility studies.
Research and development expenses
Research and development expenses increased approximately $0.1 million, or 1%, for the three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $0.2 million in manufacturing costs related to the scale up and technology transfer to our commercial manufacturing organizations and $0.2 million in increased spending for clinical trials. These increases were partially offset by a decrease of $0.3 million in employee and consulting costs.

General and administrative expenses
General and administrative expenses increased approximately $0.2 million, or 7%, for the three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $0.2 million in employee costs, primarily due to stock compensation.
Other income and expense
Interest income. For the three months ended June 30, 2020, interest income resulted primarily from interest recognized related to investments in marketable securities. The decrease for the three months ended June 30, 2021 as compared to the same period in 2020 resulted from lower interest rates.
Interest expense. For the three months ended June 30, 2021 and 2020, interest expense consisted primarily of interest and amortization of debt discount. The decrease in interest expense resulted from a lower outstanding balance on our build-to-suit obligation with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, we capitalized a portion of interest paid to Trinity as construction-in-progress.
Other income (expense), net. Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations. For the three months ended June 30, 2021, other income (expense), net consisted primarily of a gain on the forgiveness of our loan issued under the Paycheck Protection Program (“PPP Loan”).
Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(unaudited; in thousands, except percentages)
Service revenue	$446	$—	$446	N/A
Operating expenses:
Cost of service revenue	$364	$—	$364	N/A
Research and development	$10,330	$10,446	$(116)	(1)%
General and administrative	$5,772	$5,848	$(76)	(1)%

Other income (expense):
Interest income	$1	$15	$(14)	(93)%
Interest expense	$(119)	$(396)	$277	(70)%
Other income (expense), net	$1,852	$91	$1,761	*

* Not meaningful.
Service revenue
For the six months ended June 30, 2021, service revenue related to agreements with three pharmaceutical companies for feasibility studies. We expect service revenue to fluctuate based on the volume and activity of feasibility studies.
Cost of service revenue
For the six months ended June 30, 2021, cost of service revenue related to three feasibility studies. We expect cost of service revenue to fluctuate in 2021 based on the volume and activity of the feasibility studies.
Research and development expenses
Research and development expenses decreased approximately $0.1 million, or 1%, for the six months ended June 30, 2021, as compared to the same period in 2020. The decrease was primarily due to a reduction of $0.9 million in employee and temporary employee costs due to lower employee and consulting costs and employee costs recorded as cost of service for work performed on our feasibility agreements. This decrease was partially offset by increases of $0.4 million of additional depreciation related to assets placed into service at our contract manufacturing organizations, $0.3 million in production and manufacturing costs due to the scale up and technology transfer to our commercial manufacturing organizations and $0.1 million in clinical trial costs.
General and administrative expenses
General and administrative expenses decreased approximately $0.1 million, or 1%, for the six months ended June 30, 2021, as compared to the same period in 2020. The decrease was primarily due to a decrease of $0.3 million in professional service fees, partially offset by increases of $0.1 million in employee costs, primarily due to stock compensation and $0.1 million in increased insurance costs.
Other income and expense
Interest income. For the six months ended June 30, 2021 and 2020, interest income resulted primarily from interest recognized related to investments in marketable securities. The decrease for the six months ended June 30, 2021 as compared to the same period in 2020 resulted from lower interest rates.
Interest expense. For the six months ended June 30, 2021 and 2020, interest expense consisted primarily of interest and amortization of debt discount. The decrease in interest expense resulted from a lower outstanding balance on our build-to-suit obligation with Trinity during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, we capitalized a portion of interest paid to Trinity as construction-in-progress.
Other income (expense), net. Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations. For the six months ended June 30, 2021, other income (expense), net consisted primarily of a gain on the forgiveness of our PPP Loan.
Liquidity and Capital Resources
Our liquidity and capital resources are summarized as follows:

	June 30, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Cash and cash equivalents	$22,058	$35,263
Working capital*	$12,430	$21,205
Accumulated deficit	$(346,476)	$(332,190)

* We define working capital as current assets less current liabilities. See our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our current assets and current liabilities.
As of June 30, 2021, we had approximately $22.1 million in cash and cash equivalents, $12.4 million of working capital and an accumulated deficit of $346.5 million. The decrease in cash and cash equivalents and working capital as of June 30, 2021 as compared to December 31, 2020 was primarily the result of our loss from operations, investments made in property and equipment and our payments to Trinity, offset primarily by cash received from the sale of shares of our common stock through our at-the-market offering program with BTIG and warrant exercises. Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional capital resources through equity offerings, debt financings, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
We filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020 (the “2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement provides us with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $3.7 million was available at June 30, 2021.
Additionally, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 14, 2021 (“2021 Shelf Registration Statement”). The 2021 Shelf Registration Statement provides us with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $150.0 million.
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
We expect to incur additional losses in the future and will require additional financing to develop our M207 product candidate, conduct pre-commercialization manufacturing activities and fund our operations. If we are unable to raise additional funds when needed, we may be required to suspend, delay, reduce or terminate our development programs and clinical trials. We may also be required to sell or license our technologies, clinical product candidates, or programs, if any, that we would prefer to develop and commercialize ourselves.
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
•the resources we devote to marketing and commercializing our product candidates, if approved; and
•the costs associated with being a public company.
The COVID-19 pandemic has caused volatility in the global financial markets and threatened a slowdown in the global economy, which may adversely affect our ability to raise additional capital on attractive terms or at all. A recession, depression or other sustained adverse market event resulting from the spread of COVID-19 may also limit our ability to obtain financing for our operations.
Cash Flows

	Six Months Ended June 30,
	2021	2020
	(unaudited; in thousands)
Net cash provided by (used in):
Operating activities	$(15,444)	$(16,443)
Investing activities	(4,423)	(4,707)
Financing activities	6,662	25,381
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,205)	$4,231
Operating Cash Flow: Net cash used in the six months ended June 30 in both 2021 and 2020 was primarily related to personnel, manufacturing, facility and technology transfer and development costs in conjunction with services performed by our contract manufacturers, clinical development and trial costs, other pre-commercial activities and other administrative expenses incurred in the course of our continuing operations. The changes in net cash used in operating activities were primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
Net cash used in operating activities for the six months ended June 30, 2021 of $15.4 million was primarily due to our net loss of $14.3 million, adjusted for non-cash items of $0.8 million, consisting primarily of a gain on forgiveness of debt of $1.6 million offset by $0.9 million of stock-based compensation, $0.9 million of depreciation and amortization and $0.6 million of change in operating lease right-of-use assets. Additionally, we used cash of $1.3 million for changes in prepaid expenses and $0.7 million for changes in operating lease liabilities. Net cash used in operating activities for the six months ended June 30, 2020 of $16.4 million was primarily due to our net loss of $16.6 million, adjusted for non-cash items of $1.9 million consisting primarily of $0.7 million of stock-based compensation, $0.5 million of depreciation and amortization and $0.5 million of change in operating lease right-of-use assets. Additionally, we used cash of approximately $2.0 million for changes in accounts payable and operating lease liabilities.
Investing Cash Flow: Net cash used in investing activities of $4.4 million and $4.7 million for the six months ended June 30, 2021 and 2020, respectively, was the result of property and equipment purchases to support our pre-commercialization activities.
Financing Cash Flow: Net cash provided by financing activities of $6.7 million for the six months ended June 30, 2021 was primarily due to the proceeds from the issuance of common stock under our 2020 at-the-market offering program of $5.6 million and from the exercise of warrants of $3.4 million. These proceeds were offset by repayments on the Trinity build-to-suit obligation of $2.3 million. See below for a further discussion of our equity activity during the first six months of 2021. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily due to $10.2 million of net proceeds from a registered direct offering, $8.4 million of net proceeds from a public underwritten offering, $4.0 million of net proceeds from an at-the-market offering program, $2.6 million from the exercise of warrants and $1.6 million of proceeds from a PPP loan offset by $1.5 million in principal payments on our build-to-suit obligation with Trinity.
2021 Issuance of Shares
At-the-Market Offering Program - 2021
On June 28, 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (together, the “Sales Agents”) to establish an at-the-market offering program (“2021 ATM”), under which we may sell from time to time, at our option, up to an aggregate of $30.0 million of shares of our common stock. Shares sold under the 2021 ATM will be issued pursuant to our 2020 Shelf Registration Statement and a prospectus supplement dated June 28, 2021. We are required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and have also agreed to provide the Sales Agents with customary indemnification rights. As of June 30, 2021, we had sold no shares under the 2021 ATM. From July 1, 2021 through August 6, 2021, we issued and sold 2,261,458 shares of our common stock at an average price of $0.81 per share under the 2021 ATM for aggregate net proceeds of $1.7 million after deducting commissions and offering expenses payable by us. As of the date of this Quarterly Report on Form 10-Q, we have approximately $28.2 million available to be offered and sold under the 2021 ATM.
At-the-Market Offering Program - 2020
On June 8, 2020, we entered into a sales agreement with BTIG, LLC (“BTIG”) as sales agent to establish an at-the-market offering program (“2020 ATM”), under which we were permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the three months ended June 30, 2021, we issued and sold 6,848,672 shares of our common stock at an average price of $0.83 per share under the 2020 ATM for aggregate net proceeds of $5.5 million after deducting commissions and offering expenses payable by us. During the six months ended June 30, 2021, we issued and sold 6,931,607 shares of our common stock at an average price of $0.84 per share under the 2020 ATM for aggregate net proceeds of $5.5 million after deducting commissions and offering expenses payable by us. The shares were sold pursuant to our 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020. As of June 30, 2021, no shares remain available for sale under the 2020 ATM.
Registered Direct Offering - March 2020
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the “March 2020 Offering”) of (i) 11,903,506 shares of our common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. During the six months ended June 30, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. No Series E Warrants were exercised during the three months ended June 30, 2021. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020. As of the date of this Quarterly Report on Form 10-Q, we have Series E Warrants to purchase 630,835 shares of our common stock outstanding.

Public Offering - February 2020
On February 14, 2020, we closed an underwritten offering (the “February 2020 Offering”) for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. During the six months ended June 30, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. No Series C Warrants were exercised during the three months ended June 30, 2021. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020. As of the date of this Quarterly Report on Form 10-Q, we have Series C Warrants to purchase 22,700 shares of our common stock outstanding.
Contractual Obligations
During the six months ended June 30, 2021, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021, other than the fulfillment of existing obligations in the ordinary course of business. See Note 10. Commitments and Contingencies of the Notes to Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for more information regarding our contractual obligations.
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for a summary of Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $22.1 million as of June 30, 2021, which consisted of bank deposits and money market accounts. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020 (the “Class Period”). The complaints allege that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the “Securities Action”). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleges the same claims as the previous complaints and extends the Class Period through October 20, 2020. We filed a motion to dismiss the consolidated amended complaint on May 14, 2021; the Co-Lead Plaintiffs filed their opposition brief on June 14, 2021; and we filed a reply brief on July 6, 2021. The hearing on the motion was held on July 22, 2021 and the court took the motion under submission.
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

Item 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Any of the following risks and uncertainties are, and will be, exacerbated by COVID-19 pandemic and any worsening of the global business and economic environment as a result.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we may not be able to continue as a going concern if we are unable to do so. We could also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of June 30, 2021, we had an accumulated deficit of $346.5 million and approximately $22.1 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
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
Since inception, we have incurred significant operating losses. For the twelve months ended December 31, 2020 and the six months ended June 30, 2021, we incurred a net loss of $33.4 million and $14.3 million, respectively, and, as of June 30, 2021, we had an accumulated deficit of $346.5 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, M207, or any other product candidates. These expenditures will be incurred for manufacturing, development, clinical trials, regulatory compliance and infrastructure. Even if we succeed in developing, obtaining regulatory approval for and commercializing M207 or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
•the resources we devote to marketing, and if approved, commercializing our product candidates, including expenses we are obligated to incur under our commercialization agreement with Eversana for M207, if approved; and
•the costs associated with being a public company.
Our build-to-suit arrangement with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) imposes restrictions on our business, and if we default on our obligations, Trinity would have a right to request payment in full of the build-to-suit obligation.
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
Although our business was formed in 2006, we have had limited operations since that time. We do not currently have the ability to perform the manufacturing, marketing and sales functions at the Fremont, California site, necessary for the production and sale of M207 or any other product candidate on a commercial scale. The successful commercialization of M207 or any other product candidate will require us to perform a variety of functions, including:
•continuing to conduct clinical development of our product candidates;
•obtaining required regulatory approvals;
•formulating and manufacturing product; and
•conducting marketing and sales activities.
Our operations continue to be focused on pre-commercialization efforts for M207, developing and securing our proprietary technology and undertaking preclinical and clinical trials of our product candidates.
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
On April 21, 2020, we entered into a note (the “PPP Note”) with Silicon Valley Bank pursuant to the Paycheck Protection Program (“PPP”), which provides for a loan in the amount of $1.6 million (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provides for loans to qualifying businesses and is administered by the U.S. Small Business Administration (“SBA”). On June 10, 2021, we received notice from our lender that our PPP Loan and accrued interest was fully forgiven by the SBA. However, we may be subject to CARES Act-specific lookbacks and audits conducted by the Treasury, SBA or other federal agencies, including oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.
RISKS RELATED TO THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES
The development and commercialization of our product candidates are subject to many risks. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
To date, we have devoted the majority of our research, development and clinical efforts and financial resources toward the development of M207, our proprietary formulation of zolmitriptan for the acute treatment of migraine headaches. In December 2019, we submitted a 505(b)(2) New Drug Application (“NDA”) to the FDA seeking approval for M207. On September 29, 2020, we received a Discipline Review Letter (“DRL”) from the FDA in response to the application. The DRL described two concerns with respect to the clinical pharmacology section of the NDA. First, the FDA raised questions regarding unexpected high plasma concentrations of zolmitriptan observed in five study subjects from two pharmacokinetic (“PK”) studies, and how the data from these subjects affect the overall clinical pharmacology section of the application. Second, the FDA raised questions regarding differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our clinical trials.
On October 20, 2020, we received a complete response letter (“CRL”) from the FDA in response to the M207 NDA. The CRL stated that the FDA determined it could not approve the NDA in its present form and provided recommendations to address the remaining approvability issues in an NDA resubmission. The approvability issues are related to clinical pharmacology and product quality. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the DRL. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our clinical trials and inadequate PK bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development to address these issues.
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
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA. Based on feedback from the Type A meeting held with the Division, we are conducting an additional PK study for inclusion in an NDA resubmission package. On February 19, 2021, we received the official Type A meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information. This assessment was included in the PK study protocol, submitted to the FDA for review.
On April 12, 2021, we received FDA comments and recommendations to our proposed PK study protocol for M207. We have made the recommended changes to the study protocol and established an agreement with a contract research organization (“CRO”) to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA. The study to generate comparative PK and safety data was initiated in June 2021 and consists of 48 healthy volunteers. We expect the study to be completed during the third quarter of 2021. Subject to positive data, we expect to resubmit the NDA for M207 by the end of 2021.

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
In addition to the above factors, the development and commercialization of M207 and any product candidates we may develop and commercialize in the future is subject to many risks including:
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
•we will be required to undertake additional clinical trials of M207 before we receive approval of the NDA;
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
•we depend on CROs to conduct our clinical trials;
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
•we will depend on Eversana or another third party to commercialize M207, if approved;
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

The Long-term Safety Study (“LTSS”) for M207 is an important step in the development of M207. If the results from the study do not establish the safety of M207 to the FDA's satisfaction, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
In February 2019, we announced the completion of the final phase of our LTSS where more than 50 evaluable subjects were treated for a year, and in September 2019, we announced the presentation of final results from the LTSS at the 19th Congress of the International Headache Society in Dublin, Ireland. The results of the LTSS will need to support the safety of M207 for the acute treatment of migraine. If the results do not provide sufficient evidence for the FDA to determine the safety of M207, we could be required to conduct additional clinical or preclinical studies or we may be required to delay, limit, reduce or terminate our development of M207. Also, even though we have discussed our development strategy with the FDA on our M207 program and received feedback from the FDA about the size and the length of the safety study, the FDA may require us to provide more data than we currently anticipate before approving M207, if ever, which would further delay the regulatory approval process and require additional clinical or preclinical work; for example, in the CRL, the FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development.
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
If the FDA does not allow us or any partner with which we collaborate to pursue the 505(b)(2) regulatory pathway for our product candidates, we or they may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, we or they will need to successfully complete additional Phase 2 and/or Phase 3 clinical trials and submit to the FDA for approval one or more NDAs in order to obtain FDA approval to market our product candidates. The time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. The conduct of later-stage clinical trials and the submission of a successful NDA is a complicated process. To date, we have conducted only one Phase 2/3 clinical trial and one LTSS of M207. In addition, we have limited experience in preparing and submitting regulatory filings, and other than the NDA for M207, we have not previously submitted an NDA for any product candidate. Consequently, the completion of our clinical trials for M207 for the potential treatment of migraine may not lead to a successful NDA submission. As discussed above, we received a CRL from the FDA in response to the M207 NDA. In addition, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission for any other product candidate we may develop in the future.
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
•delays in obtaining authorization from regulators and required Institutional Review Board (“IRB”) approval at each site to commence a trial;
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
•delays by us or our contract manufacturers to produce and deliver sufficient supply of clinical trial materials;
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
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
While we previously manufactured M207 internally, we have entered into agreements with third-party CMOs related to the development, manufacture, and supply of M207. Any failure or delay in our internal manufacturing operations or those of our CMOs, or the technology transfer process in connection with our plan to transition to rely on such CMOs for manufacture and supply, could delay the development or regulatory approval of M207. We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which M207, or our other product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval of M207 or our other product candidates could be impeded, delayed, limited or denied if the FDA does not authorize the manufacturing processes and facilities in which such product candidates are made.
Difficulties in relevant manufacturing processes and facilities implicated could result in supply shortfalls of M207, if approved, or any other product candidates, and could delay our preclinical studies, clinical trials and regulatory submissions with respect thereto. In addition, supplies of M207 or our other product candidates that have been produced and are stored for later use, may degrade, become contaminated or suffer other quality defects (including in connection with any shipment thereof), which may cause the affected drug product to no longer be suitable for its intended use in clinical trials or other development activities. If the defective drug product cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidate.
We have only manufactured our proposed product candidates for our clinical trials and we have no experience manufacturing on a commercial scale.
We have limited experience manufacturing our product candidate, M207, and other product candidates, and to date have only manufactured our product candidates for our clinical trials. If M207 is approved, we will need to scale up our own capabilities or those of our CMOs to support the production of commercial level quantities of our product candidate, which may require expensive process improvements.
While we intend to rely on CMOs to support commercial scale manufacture of M207 and have entered into agreements regarding the same, we may nevertheless not be able to successfully produce, develop and market M207 or our other product candidates, or we may be delayed in doing so. Significant scale up of manufacturing may also require process improvements as well as additional technologies and validation studies, which are costly, may not be successful and which the FDA must review and authorize. If we or our CMOs are unable to establish a new manufacturing facility or expand existing manufacturing facilities, purchase equipment, hire adequate personnel to support our manufacturing efforts, or comply with cGMPs, or implement necessary process improvements, we may be unable to produce commercial materials or meet demand, if any should develop, for M207 or our other product candidates. Any such failure would have a material adverse effect on our business, financial condition and results of operations.
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
We presently use customized equipment to coat and package our transdermal microneedle system. We also rely on third parties to manufacture our equipment. If we experience equipment malfunctions and we do not have adequate inventory of spare parts or qualified personnel to repair the equipment, we may encounter delays in the manufacture of our transdermal microneedle system and may not have sufficient inventory to meet the demands of our clinical development programs of any product candidates and if approved, our customers’ demands for M207 or our future approved product candidate(s), if any, each of which could adversely affect our business, financial condition and results of operations.
We currently depend primarily on third-party suppliers for manufacture of our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize M207 or any other product candidates we may develop.
We have contracted with CMOs to produce, in collaboration with us, M207, for commercial use, if approved, in the United States. We have not entered into any agreements with any alternate suppliers for M207 product or active pharmaceutical ingredients (“APIs”). Even if we were able to enter into other long-term agreements for manufacture of commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the commercialization of M207. Additionally, if M207 is approved for commercial sale in jurisdictions outside the United States or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products.
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
Even though we have agreements with CMOs to supply materials for M207, and even if we enter into other long-term agreements with other CMOs, the FDA may not approve the facilities of such CMOs, the CMOs may not perform as agreed or the CMOs may terminate their agreements with us. If any of the foregoing circumstances occur, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, maintain or obtain, as applicable, regulatory approval for or market M207 or any other product candidate. In the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or additional expenditures. We cannot estimate these delays or costs with certainty but, if they were to occur, they could cause a delay in our development and commercialization efforts.

The manufacturer(s) of M207 are obliged to operate in accordance with FDA-mandated cGMPs, and we have limited control over the ability of CMOs to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance to cGMPs. In addition, the facilities used by our CMOs to manufacture M207 must be authorized by the FDA and will be subject to inspections that will be conducted prior to any grant or regulatory approval by the FDA. If any of our CMOs are unable to successfully manufacture material that conform to our specifications and the FDA’s strict regulatory requirements, and pass regulatory inspections, they will not be able to secure or maintain authorization to manufacture any of our approved products. Additionally, a failure by any of our CMOs to establish and follow cGMPs or to document their adherence to such practices may negatively impact our commercialization or lead to significant delays in the launch and commercialization of any other products that we may have in the future. Failure by our CMOs or us to comply with application regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspensions or withdrawal of approvals, seizures or recalls of product, operating restrictions, and criminal prosecutions.
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
Failures or difficulties faced at any level of our supply chain could materially adversely affect our business and delay or impede commercialization of M207 and could have a material adverse effect on our business, results of operations, financial conditions and prospects.
We rely on CMOs for various components of our transdermal microneedle system, and our business could be harmed if those third parties fail to provide us with sufficient quantities of those components at acceptable quality levels and prices or fail to maintain or achieve satisfactory regulatory compliance.
We rely on CMOs for various components of our transdermal microneedle system, including API, raw materials and subassemblies used in manufacturing, and capital equipment. Reliance on third-party manufacturers entails additional risks, including reliance on the third party for regulatory compliance and quality assurance. In addition, CMOs may not be able to comply with cGMP, or similar regulatory requirements outside the United States. Our reliance on these third parties reduces our control over these activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. The failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidate or any other product candidates that we may develop.
There can be no assurance that our supply of these various components will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. Additionally, we do not have any control over the process or timing of the acquisition or manufacture of materials by our manufacturers and cannot ensure that they will deliver to us the components we order on time, or at all. Any failure or refusal to supply the components for M207 or any other product candidates that we may develop could delay, prevent or impair our clinical development or commercialization efforts. If our CMOs were to fail to fill our purchase orders, the development or commercialization of the affected product candidate could be delayed, which could have an adverse effect on our business. Any change in our manufacturers could be costly because the commercial terms of any new arrangement could be less favorable, the lead time needed to establish a new relationship can be lengthy, and because the expenses relating to the transfer of necessary technology and processes could be significant. It may take several years to establish an alternative source of supply for our product candidate and to have any such new source approved by the FDA, the European Medicines Agency (“EMA”), or any other relevant regulatory authorities.
We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to comply with applicable regulatory requirements or to meet deadlines for the completion of such trials.
We rely on third party CROs to manage our clinical trials. In addition, we rely on other third parties, such as clinical data management organizations, medical institutions and clinical investigators, to conduct those clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance, and we control only certain aspects of their activities. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated. Further, agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If there is any dispute or disruption in our relationship with our CROs or if we need to enter into alternative arrangements, that will delay our product development activities.
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
Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund our expenses. We may seek to collaborate with third parties for certain of our development programs, and for the commercialization of our product candidates, if approved. For example, in August 2020, we entered into a commercialization agreement with Eversana for the commercialization of M207, if approved by the FDA.
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

RISKS RELATED TO MARKETING AND SALE OF OUR PRODUCTS
We have no experience selling, marketing or distributing approved product candidates and have no internal capabilities to do so, and will rely on Eversana and other third parties for the commercialization of M207, and we and they may not be able to effectively market, sell and distribute M207, if approved.
We currently have no internal sales, marketing or distribution capabilities. Even if M207 is approved by the FDA, we may not be able to effectively market and distribute M207. We have engaged Eversana to conduct agreed commercialization activities, and to utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for M207. Eversana may be unable to identify and retain suitable candidates to fill our direct sales force needs, on our expected launch timeframe or otherwise. To the extent we and Eversana are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market M207. Further, there can be no assurance that the capabilities of Eversana will be effective in marketing and selling M207, or that their personnel will be more effective than an internally developed sales organization. In addition, Eversana may terminate our agreement, including the obligation to provide a revolving credit facility, and can terminate the agreement under certain additional circumstances, including if FDA approval of M207 is not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the agreement by us that is not cured within a defined time period, for our insolvency, if M207 is subject to a safety recall in the United States or if M207 is not commercially launched within a specified time period after FDA approval of the NDA. As result of our receipt of the CRL and the requirement that we conduct an additional PK study prior to resubmitting the NDA, we did not obtain FDA approval prior to July 31, 2021; therefore, Eversana has the right to terminate our agreement. If we and Eversana fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminate our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. In such an event, we would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.
If we do perform sales, marketing and distribution functions ourselves, we could face a number of additional related risks, including:
•inability to attract and build an effective marketing department or sales force;
•the cost of establishing a marketing department or sales force may exceed our available financial resources and the revenues generated by M207 or any other product candidates that we may develop, in-license or acquire; and
•our direct sales and marketing efforts may not be successful.
If we are unsuccessful in building and managing a sales and marketing infrastructure internally or through a third-party partner for any approved product, we will have difficulty commercializing M207 or any other product candidate, if approved, which would materially adversely affect our business, financial condition and results of operations.
If M207 does not obtain sufficient market share against competitive products, we may not achieve substantial product revenues and our business will suffer.
The market for the potential indication for M207 is characterized by intense competition and rapid technological advances. Our product candidates will, if approved, compete with a number of existing and future drug delivery systems and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our product candidate or may offer comparable performance at a lower cost. If our product candidates fail to capture and maintain market share, we may not achieve sufficient revenues and our business will suffer.

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
The development and commercialization of new products to treat migraine is highly competitive. We expect to have considerable competition from major pharmaceutical, biotechnology, specialty pharmaceutical and medical device companies. Companies marketing products or have product candidates that treat migraine that may compete with M207, include but are not limited to, Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly & Company, AstraZeneca, Novartis, Allergan, Biohaven Pharmaceuticals, Lundbeck, Amgen, Merck & Co., Pfizer, Janssen Pharmaceutica, Endo International, Assertio, Upsher-Smith Laboratories, Satsuma Pharmaceuticals, Supernus Pharmaceutical, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, electroCore, eNeura, Cefaly, Theranica, Amneal Pharmaceuticals and generic manufacturers of acute and preventive therapies.
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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical pandemics and epidemics, such as the novel coronavirus (COVID-19) outbreak and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. Many of these events are beyond our control and the occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
We conduct freedom-to-operate studies to guide our early-stage research and development away from areas where we are likely to encounter obstacles in the form of third-party intellectual property conflicts, and to assess the advisability of licensing third-party intellectual property or taking other appropriate steps to address any freedom-to-operate or development issues. However, with respect to third-party intellectual property, it is impossible to establish with certainty that our product candidates will be free of claims by third-party intellectual property holders or whether we will require licenses from such third-parties. Even with modern databases and online search engines, literature searches are imperfect and may fail to identify relevant patents and published applications.
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
We intend to pursue Section 505(b)(2) regulatory approval filings with the FDA for M207 and potentially for our other product candidates where applicable. Such filings involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for M207 or any other product candidates under Section 505(b)(2).
We intend to pursue regulatory approval for M207 and potentially for any other product candidates, pursuant to Section 505(b)(2) of the FDCA. A Section 505(b)(2) application is a type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of a previously approved product for which the applicant has no right of reference, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such applications involve significant costs, including filing fees.

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
If we do not obtain patent term extensions and data exclusivity for M207 or any of our other product candidates, our business may be materially harmed.
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
State and foreign laws also govern the privacy and security of health-related and other personal information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the European Economic Area (“EEA”) is governed by the General Data Protection Regulation (“GDPR”), which imposes strict requirements for processing personal data of individuals within the EEA. The GDPR provides that EU and EEA Member States may make their own further laws and regulations, which may impose more limitations, including in relation to the processing of genetic, biometric or health data, which may result in differences between Member State laws, limit our ability to use and share personal data, cause our costs to increase, and/or harm our business and/or financial condition. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable European Union laws and regulations are not successful, it could adversely affect our business in the European Union.
Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.
In addition, on June 28, 2018, the State of California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. Additionally, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the law or our business.
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

Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability. For example, on March 27, 2020 and December 27, 2020, the United States enacted the CARES Act and the Consolidated Appropriation Act (“CAA”), respectively, as a result of the Coronavirus pandemic, which contain, among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We have evaluated the current legislation and, at this time, we do not anticipate that the CARES Act or CCA will have a material impact on our financial statements; however, the future impact of these acts and any other future changes in tax law on holders of our common stock is uncertain and could adversely affect our business and financial condition.

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
Our business could be adversely impacted by the effects of a health epidemic, such as the COVID-19 pandemic. Our sole laboratory, executive team, and most of our employee base are located in the San Francisco Bay Area. In the event of a health epidemic that becomes widespread in or around the San Francisco Bay Area, we may take precautionary measures such as limiting our employees’ travel activities, implementing alternative work arrangements for our employees, and suspending our lab operations. For example, as a result of the COVID-19 pandemic, a majority of our workforce moved to a remote working environment. With our employees working remotely, we could face operational difficulties that could impair our ability to conduct and manage our business effectively. Furthermore, such health epidemic, even outside of the San Francisco Bay Area, may also adversely impact the operations of our CMOs, suppliers and business partners as they implement their own precautionary measures, and we would be unable to predict how a health epidemic, such as the COVID-19 pandemic, and the related changing economic conditions will affect our third-party partners. Such conditions could disrupt our operational activities and may result in an inability to meet our operational targets, and therefore our financial condition and operating results could be adversely affected.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through August 6, 2021, for example, our stock has traded in a range with a low of $0.328 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
We and certain of our current and former executive officers have been named as defendants in a securities class action lawsuit, and a related shareholder derivative lawsuit has been filed; defending against these lawsuits could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020 (the “Class Period”). The complaints allege that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs seek damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the “Securities Action”). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleges the same claims as the previous complaints and extends the Class Period through October 20, 2020. We filed a motion to dismiss the consolidated amended complaint on May 14, 2021; the Co-Lead Plaintiffs filed their opposition brief on June 14, 2021; and we filed a reply brief by July 6, 2021. The hearing on the motion was held on July 22, 2021 and the court took the motion under submission.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the “Derivative Action”). The complaint alleges breaches of the defendants’ fiduciary duties as our directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff seeks damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the court entered an order staying the Derivative Action, including all deadlines, conferences and hearings, until the final resolution of our motion to dismiss in the Securities Action, including through any amendments and/or appeals.
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
In the past, we have received written notices from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). On June 1, 2021, we received another written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until November 29, 2021, to regain compliance with the minimum bid price requirement. There is no assurance that we will be able to regain compliance with the minimum bid price requirement.
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
Despite the implementation of security measures, our internal computer systems, and those of our CROs and other third-parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development and manufacturing programs. Our operations depend, in part, on the continued performance of our information technology systems. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. Failure of our information technology systems could adversely affect our business, profitability and financial condition. Although we have information technology security systems, a successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party service providers and vendors may or could have access to our confidential information. Our third-party service providers have experienced such attacks and we and our third-party service providers may experience attacks in the future. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage.
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

3.2*	Amended and Restated Bylaws of Zosano Pharma Corporation

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Authorized Share Increase) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Reverse Stock Split) (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

10.1
Controlled Equity OfferingSM Sales Agreement, dated as of June 28, 2021, by and among Zosano Pharma Corporation and Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 28, 2021)

10.2*	Consulting Agreement, dated as of June 10, 2021 by and between Zosano Pharma Corporation and John Walker

31.1*	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer and Chief Financial Officer, as required by rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

#	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2021	Zosano Pharma Corporation (Registrant)

/s/ Steven Lo
Steven Lo
Chief Executive Officer (Principal Executive Officer)

/s/ Christine Matthews
Christine Matthews
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)