Form 10-Q
period 2021-09-30
Zosano Pharma Corp
filed 2021-11-10
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
As of November 5, 2021, the registrant had a total of 118,346,993 shares of its common stock, $0.0001 par value per share, outstanding.

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
•our plans for, strategy for, and the anticipated timing with respect to the resubmission of our 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (the “FDA”);
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
•The development and commercialization of our product candidates are subject to many risks. For example, we received a complete response letter from the FDA in response to our NDA for M207, and based on feedback from the FDA, we conducted an additional pharmacokinetic ("PK") study for inclusion in an NDA resubmission package. However, there is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
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
•If the FDA does not agree with our M207 NDA resubmission strategy to submit PK data primarily comparing Zomig® nasal spray and patches produced on manufacturing equipment at our Fremont, California facility that produced patches for our long-term safety study, then the approval pathway for M207 will likely take significantly longer than expected, cost significantly more than anticipated, and may not be successful.
•If M207 is approved utilizing our current NDA resubmission strategy, we will only be able to produce limited quantities of M207 at our Fremont, CA location and we will not be able to produce M207 drug product on our manufacturing equipment at our third-party CMOs without FDA approval, which may require us to conduct additional clinical studies and incur significant time and cost, and we may not be successful. If we are unable to manufacture M207 on our manufacturing lines at our CMOs, it will limit our product availability and materially adversely impact our business.
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
•We use customized equipment to manufacture, coat and package our transdermal microneedle system; any production or equipment performance failures could negatively impact the clinical trials of our product candidates that we may develop or sales of our product candidate(s), if approved.

•We currently depend on third-party suppliers for manufacture of certain components of our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize M207 or any other product candidates we may develop.
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
•We have no experience selling, marketing or distributing approved product candidates and currently have no internal capabilities to do so, and will rely on Eversana and other third parties for the commercialization of M207 or may need to develop an internal sales organization, and we and they may not be able to effectively market, sell and distribute M207, if approved. In addition, Eversana may terminate our master services agreement under certain circumstances, including if FDA approval of M207 is not received by December 31, 2021. Also, we and Eversana have agreed that if the NDA is approved, the deferral mechanism, payment terms and loan terms in the master services agreement will be adjusted as mutually agreed by both parties. There is no guarantee that we and Eversana will reach an agreement on the deferral mechanism, payment terms and loan terms.
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
•We are highly dependent on key executive officers and the research and development, clinical, manufacturing, financial and business development expertise of our executive officers and other employees at our Fremont, CA facility with extensive knowledge of our technology and manufacturing processes. If we are not able to adequately retain our officers or train and retain staff at our Fremont, CA facility, our ability to resubmit our NDA, obtain FDA approval and commercialize M207, if approved, would be impacted and our business would be materially adversely affected.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ZOSANO PHARMA CORPORATION
BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,147	$35,263
Prepaid expenses and other current assets	983	453
Total current assets	18,130	35,716
Restricted cash	455	455
Property and equipment, net	32,337	30,909
Operating lease right-of-use assets	4,073	4,928
Other long-term assets	—	3
Total assets	$54,995	$72,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,551	$1,884
Accrued compensation	1,916	2,294
Build-to-suit obligation, current portion, net of debt issuance costs and discount	4,528	4,779
Operating lease liabilities, current portion	1,552	1,378
Paycheck Protection Program loan, current portion	—	809
Other accrued liabilities	2,092	3,367
Total current liabilities	11,639	14,511
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	1,424	4,359
Operating lease liabilities, long-term portion	3,502	4,687
Paycheck Protection Program loan, long-term portion	—	812
Other long-term liabilities	226	127
Total liabilities	16,791	24,496
Commitments and contingencies (see note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 118,114,793 and 102,066,218 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	12	10
Additional paid-in capital	393,336	379,695
Accumulated deficit	(355,144)	(332,190)
Total stockholders’ equity	38,204	47,515
Total liabilities and stockholders’ equity	$54,995	$72,011

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Service revenue	$252	$—	$698	$—
Operating expenses:
Cost of service revenue	340	—	704	—
Research and development	5,985	5,824	16,315	16,270
General and administrative	2,522	2,704	8,294	8,552
Total operating expenses	8,847	8,528	25,313	24,822
Loss from operations	(8,595)	(8,528)	(24,615)	(24,822)
Other income (expense):
Interest income	1	2	2	17
Interest expense	(17)	(165)	(136)	(561)
Other income (expense), net	(57)	4	1,795	95
Loss before provision for income taxes	(8,668)	(8,687)	(22,954)	(25,271)
Provision for income taxes	—	—	—	—
Net loss and comprehensive loss	$(8,668)	$(8,687)	$(22,954)	$(25,271)

Net loss per common share – basic and diluted	$(0.07)	$(0.11)	$(0.21)	$(0.45)
Weighted-average common shares used in computing net loss per common share – basic and diluted	115,765	77,883	109,730	56,437

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	102,066,218	$10	$379,695	$(332,190)	$47,515
Issuance of common stock upon exercise of Series E warrants	4,078,667	1	3,273	—	3,274
Issuance of common stock upon exercise of Series C warrants	145,000	—	94	—	94
Issuance of common stock in connection with at-the-market offering, net	82,935	—	—	—	—
Stock-based compensation	—	—	410	—	410
Net loss	—	—	—	(8,142)	(8,142)
Balance at March 31, 2021	106,372,820	11	383,472	(340,332)	43,151
Issuance of common stock in connection with at-the-market offering, net	6,848,672	—	5,531	—	5,531
Release of restricted stock units	107,799	—	—	—	—
Stock-based compensation	—	—	528	—	528
Net loss	—	—	—	(6,144)	(6,144)
Balance at June 30, 2021	113,329,291	11	389,531	(346,476)	43,066
Issuance of common stock in connection with at-the-market offering, net	4,785,502	1	3,308	—	3,309
Stock-based compensation	—	—	497	—	497
Net loss	—	—	—	(8,668)	(8,668)
Balance at September 30, 2021	118,114,793	$12	$393,336	$(355,144)	$38,204

ZOSANO PHARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (continued)
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	23,503,214	$2	$308,211	$(298,821)	$9,392
Issuance of common stock and Series E warrants in connection with registered direct offering, net	11,903,506	1	10,210	—	10,211
Issuance of common stock and Series C and Series D pre-funded warrants in connection with public offering, net	11,992,307	2	8,262	—	8,264
Issuance of common stock upon exercise of Series D pre-funded warrants	2,161,539	—	—	—	—
Issuance of common stock upon exercise of Series C warrants	2,649,723	—	1,722	—	1,722
Issuance of common stock in connection with at-the-market offering, net	2,151,346	—	2,706	—	2,706
Stock-based compensation	—	—	364	—	364
Net loss	—	—	—	(8,689)	(8,689)
Balance at March 31, 2020	54,361,635	5	331,475	(307,510)	23,970
Issuance of common stock in connection with at-the-market offering, net	1,550,231	1	1,160	—	1,161
Issuance of common stock upon exercise of Series C warrants	1,333,385	—	867	—	867
Stock-based compensation	—	—	361	—	361
Net loss	—	—	—	(7,895)	(7,895)
Balance at June 30, 2020	57,245,251	6	333,863	(315,405)	18,464
Issuance of common stock in connection with public offering, net	15,937,130	1	20,386	—	20,387
Issuance of common stock in connection with at-the-market offering, net	11,686,795	1	12,365	—	12,366
Issuance of common stock upon exercise of Series C warrants	10,003,038	1	6,501	—	6,502
Issuance of common stock upon exercise of Series E warrants	7,194,004	1	5,772	—	5,773
Stock-based compensation	—	—	439	—	439
Net loss	—	—	—	(8,687)	(8,687)
Balance at September 30, 2020	102,066,218	$10	$379,326	$(324,092)	$55,244

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,954)	$(25,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,435	1,164
Change in operating lease right-of-use assets	855	712
Depreciation and amortization	1,323	993
Effective interest on financing obligations	363	560
Capitalized effective interest	(306)	(353)
Gain on forgiveness of Paycheck Protection Program loan	(1,629)	—
Loss on disposal of fixed assets	62	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(527)	(179)
Accounts payable	198	(1,915)
Accrued compensation and other accrued liabilities	432	(312)
Operating lease liabilities	(1,011)	(835)
Net cash used in operating activities	(21,759)	(25,436)
Cash flows from investing activities:
Purchases of property and equipment	(5,015)	(7,711)
Net cash used in investing activities	(5,015)	(7,711)
Cash flows from financing activities:
Proceeds from offering of securities, net of commissions and offering costs	—	20,728
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	8,840	16,266
Proceeds from exercise of Series E warrants	3,274	5,773
Proceeds from exercise of Series C warrants	94	9,091
Proceeds from registered direct offering of securities, net of commissions and offering costs	—	10,135
Proceeds from public offering of securities and exercise of pre-funded Series D warrants, net of commissions and offering costs	—	8,264
Proceeds from Paycheck Protection Program loan	—	1,610
Principal payments on financing obligations	(3,550)	(1,482)
Net cash provided by financing activities	8,658	70,385
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,116)	37,238
Cash, cash equivalents and restricted cash at beginning of period	35,718	6,771
Cash, cash equivalents and restricted cash at end of period	$17,602	$44,009
Supplemental cash flow information:
Cash paid for interest	$509	$738
Non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan	$1,629	$—
Acquisition of property and equipment under accounts payable and other accrued liabilities	$914	$3,237
Accrued offering costs	$—	$425
Asset retirement obligation	$89	$97

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
On January 29, 2021, the Company held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA and, on February 19, 2021, the Company received the final minutes from the FDA. The Type A meeting minutes were generally consistent with the Company's expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information which was included in the proposed study protocol submitted to the FDA for review.
On April 12, 2021, the Company received FDA comments and recommendations to the Company’s proposed PK study protocol for M207. The Company made the recommended changes to the study protocol and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA.
On October 4, 2021, the Company announced that it had received preliminary top-line results from the PK study and had been granted a Type C written response-only meeting with the FDA regarding the resubmission of the M207 NDA.
On October 25, 2021, the Company received full data tables from its PK study, which were consistent with the preliminary top-line results announced on October 4, 2021.
On October 27, 2021, the Company submitted a briefing package to the FDA in advance of the Type C written-response-only meeting previously granted by the FDA to obtain feedback on the Company's strategy for resubmitting the M207 505(b)(2) NDA.
If FDA approval is received, the Company expects that commercialization of M207 would initially occur using drug product produced in the Fremont, California facility, on a timeline yet to be determined. The Company does not anticipate realizing product revenues unless and until the FDA approves the M207 NDA and the Company begins commercializing M207, which events may never occur.
Liquidity and Substantial Doubt about Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of September 30, 2021, had an accumulated deficit of approximately $355.1 million. As of September 30, 2021, the Company had approximately $17.1 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
2020 Shelf Registration
The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020 (“2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $3.7 million was available at September 30, 2021.
At-the-Market Offering Program - 2021
On June 28, 2021, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (together, the “Sales Agents”) to establish an at-the-market offering program (“2021 ATM”), under which the Company may sell from time to time, at its option, up to an aggregate of $30.0 million of shares of its common stock. Shares sold under the 2021 ATM are issued pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 28, 2021. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the three and nine months ended September 30, 2021, the Company issued and sold 4,785,502 shares of its common stock at an average price of $0.76 per share under the 2021 ATM for aggregate net proceeds of $3.3 million after deducting commissions and offering expenses payable by the Company. From October 1, 2021 through November 5, 2021, the Company issued and sold 232,200 shares of its common stock at an average price of $0.67 per share under the 2021 ATM for aggregate proceeds of $0.2 million after deducting commissions. As of the date of this Quarterly Report on Form 10-Q, the Company has approximately $26.2 million available to be offered and sold under the 2021 ATM.
At-the-Market Offering Program - 2020
On June 8, 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”) as sales agent to establish an at-the-market offering program (“2020 ATM”), under which the Company was permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the nine months ended September 30, 2021, the Company issued and sold 6,931,607 shares of its common stock at an average price of $0.84 per share under the 2020 ATM for aggregate net proceeds of $5.5 million after deducting commissions and offering expenses payable by the Company. The shares were sold pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020. As of June 30, 2021, no shares remained available for sale under the 2020 ATM.
Registered Direct Offering - March 2020
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the “March 2020 Offering”) of (i) 11,903,506 shares of the Company’s common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. During the nine months ended September 30, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. No Series E Warrants were exercised during the three months ended September 30, 2021. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020. As of the date of this Quarterly Report on Form 10-Q, the Company has Series E Warrants to purchase 630,835 shares of common stock outstanding.
Public Offering - February 2020
On February 14, 2020, the Company closed an underwritten offering (the “February 2020 Offering”) for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. During the nine months ended September 30, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. No Series C Warrants were exercised during the three months ended September 30, 2021. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020. As of the date of this Quarterly Report on Form 10-Q, the Company has Series C Warrants to purchase 22,700 shares of common stock outstanding.
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2021. The preparation of the accompanying financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods reported. Actual results could differ from those estimates or assumptions.
Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
As of September 30, 2021 and December 31, 2020, the Company had restricted cash of approximately $0.5 million consisting primarily of deposits of $0.3 million to secure its building lease until the end of the lease term and a deposit of approximately $0.1 million to a utility provider.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows:

	September 30, 2021	September 30, 2020
	(unaudited; in thousands)
Cash and cash equivalents	$17,147	$43,554
Restricted cash	455	455
Total	$17,602	$44,009
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	September 30, 2021	September 30, 2020
	(unaudited; shares)
Options to purchase common stock	4,613,658	2,673,444
RSUs	872,236	342,317
Warrants to purchase common stock	728,535	5,148,108
Total	6,214,429	8,163,869

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
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the M207 NDA. Upon expiration or termination of the Eversana Agreement, the Company will retain all profits from product sales consummated after expiration or termination and assume all future corresponding commercialization responsibilities. The Company may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if the Company decides to discontinue development or commercialization efforts for M207 in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control of the Company. Under the original terms, either party could terminate the Eversana Agreement if FDA approval was not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if M207 is subject to a safety recall in the United States or if M207 is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement).
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
On September 28, 2021, the Company entered into Amendment No. 1, effective as of September 29, 2021 (the “Eversana Amendment”), to the Eversana Agreement, which modified the provision in the Eversana Agreement that provided for termination by either party of the Eversana Agreement if FDA approval was not received by July 31, 2021 to December 31, 2021, with written notice within sixty days of such date. In addition, the Eversana Amendment provides that if the NDA is approved, the deferral mechanism, payment terms and loan terms in the Eversana Agreement will be adjusted as mutually agreed by both parties.
The Company is accounting for the Eversana Agreement as a collaborative arrangement. As of September 30, 2021, no material accruals, expenses, payments, or revenues were recorded by the Company in connection with the Eversana Agreement.

4.    Cash Equivalents and Investments in Marketable Securities
The following table summarizes the Company's cash equivalents and investments in marketable securities at fair value on a recurring basis:

As of September 30, 2021:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
Money market funds classified as cash equivalents	$15,420	$15,420	$—	$—

As of December 31, 2020:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
Money market funds classified as cash equivalents	$33,918	$33,918	$—	$—

5.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	September 30, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Prepaid insurance	$315	$66
Prepaid software and subscriptions	159	118
Prepaid services	142	97
Other receivables	115	—
Unbilled revenue	81	124
Deferred offering costs	75	48
Other	96	—
Total	$983	$453

Property and Equipment
The following table summarizes the Company’s property and equipment for each of the periods presented:

	September 30, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$24,301	$24,212
Manufacturing equipment	15,013	14,893
Laboratory and office equipment	1,641	1,641
Computer equipment and software	181	172
Construction-in-progress	20,750	18,239
Property and equipment at cost	61,886	59,157
Less: accumulated depreciation	(29,549)	(28,248)
Total	$32,337	$30,909
Depreciation expense was approximately $0.4 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was approximately $1.3 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Construction-in-progress (“CIP”) included $16.4 million and $14.6 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system as of September 30, 2021 and December 31, 2020, respectively, of which capitalized construction period interest was $3.2 million and $2.4 million as of September 30, 2021 and December 31, 2020, respectively (See Note 7. Debt Financing).
Other Accrued Liabilities
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	September 30, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Contract manufacturing services	$655	$71
Professional service fees	575	175
Pre-clinical and clinical studies	326	22
Construction-in-progress obligations	305	2,993
Deferred revenue	47	—
Other	184	106
Total	$2,092	$3,367

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

The following table summarizes the impact of the Company's operating leases on its financial statements for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited; in thousands)
Statements of Operations and Comprehensive Loss
Operating lease costs	$439	$422	$1,317	$1,266

			Nine Months Ended September 30,
			2021	2020
			(Unaudited; in thousands)
Statements of Cash Flows
Operating cash flows from operating leases - cash paid for operating leases			$1,473	$1,388

The following table summarizes the lease terms and discount rates for the Company's leases as of September 30, 2021:

(unaudited)
Weighted-average remaining lease term (in years)	2.89
Weighted-average discount rate	11%
The following table summarizes the maturities of the Company's lease liabilities for each year ending December 31, as of September 30, 2021:

(unaudited; in thousands)
2021	$502
2022	2,043
2023	2,017
2024	1,371
Total undiscounted cash flows	5,933
Less: amount representing interest	(879)
Present value of lease liabilities	$5,054

Current portion	$1,552
Long-term portion	3,502
Total	$5,054
7.    Debt Financing
Build-to-Suit Obligation with Trinity
The Company has a build-to-suit arrangement (the “Agreement”) with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) to finance the third-party construction of the Company's commercial coating and primary packaging system (the “Equipment”), which was delivered in the first quarter of 2021 and is currently being installed and qualified at the Company's CMO. Under the Agreement, Trinity provided the Company $14.0 million for equipment costs and associated soft costs (“Total Cost”), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. Under the Agreement, each individual drawdown represents a separate financing arrangement with its own term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.

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
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of September 30, 2021, the Company had an aggregate commercial coating and primary packaging system CIP balance of $16.4 million, that included $3.2 million of interest related to its build-to-suit obligation.
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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of September 30, 2021.
The following table summarizes the debt obligations as of September 30, 2021:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Stated Interest Rate	Amended Effective Interest Rate	Maturity Date
	(unaudited; in thousands)
09/25/2018	$5,000	$775	$600	$(4)	$(24)	$160	9.43%	24.38%	04/01/2022
12/11/2018	2,800	689	336	(5)	(15)	90	9.68%	18.25%	07/01/2022
06/06/2019	2,300	968	276	(11)	(35)	74	9.93%	18.08%	01/01/2023
09/13/2019	2,300	1,162	276	(15)	(51)	74	9.93%	18.04%	04/01/2023
11/27/2019	1,600	896	192	(13)	(45)	52	9.93%	18.16%	06/01/2023
Total	$14,000	$4,490	$1,680	$(48)	$(170)	$450

The following table summarizes the Company's build-to-suit obligation as of September 30, 2021 (unaudited; in thousands):

Build-to-suit obligation principal amount	$4,490
Build-to-suit obligation Purchase Option Fees at present value	1,632
Less: unamortized Purchase Option Fees	(140)
unamortized warrants, discounts and issuance costs	(30)
Build-to-suit obligation, net of debt issuance costs and discount	$5,952

Build-to-suit obligation, current portion, net of debt issuance costs and discount	$4,528
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	1,424
Build-to-suit obligation, net of debt issuance costs and discount	$5,952
The following table summarizes future minimum payments on the Company’s build-to-suit obligation, including payments of principal and interest and Purchase Option Fees for each year ending December 31 as of September 30, 2021:

	Principal	Interest	Purchase Option Fees	Total
	(unaudited; in thousands)
2021	$1,239	$111	$—	$1,350
2022	2,979	189	936	4,104
2023	272	8	744	1,024
Total	$4,490	$308	$1,680	$6,478
The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited; in thousands)
Build-to-suit obligation, cash interest expense	$140	$225	$507	$705
Build-to-suit obligation, effective interest expense	99	147	355	560
Less: build-to-suit obligation, interest capitalized	(223)	(217)	(735)	(746)
Build-to-suit obligation interest expense	$16	$155	$127	$519
PPP Loan
On April 21, 2020, the Company executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1.6 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration (“SBA”). On June 10, 2021, the Company was notified by its lender, Silicon Valley Bank, that its PPP Loan, in the amount of $1,610,000 in principal and $18,515 in accrued interest, was forgiven in its entirety by the SBA. The forgiveness of the PPP Loan and accrued interest was recorded as a gain in other income (expense), net in the Company's statement of operations in the second quarter of 2021.

8.    Common Stock Warrants
The following table summarizes the Company's issued and outstanding common stock warrants:

	Warrants Outstanding as of	Issued	Exercised	Expired	Warrants Outstanding as of	Exercise Price per Share	Expiration Date
	December 31, 2020				September 30, 2021
		unaudited
Series E - March 2020	4,709,502	—	(4,078,667)	—	630,835	$0.8025	03/06/25
Series C - February 2020	167,700	—	(145,000)	—	22,700	$0.6500	02/14/25
Trinity - September 2018	75,000	—	—	—	75,000	$3.5928	09/25/25
Series B - August 2016	195,906	—	—	(195,906)	—
Total	5,148,108	—	(4,223,667)	(195,906)	728,535
Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision.
9.    Stock-Based Compensation
The following table summarizes activity under the Amended and Restated 2014 Equity and Incentive Plan (“2014 Plan”), the 2012 Stock Incentive Plan and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the nine months ended September 30, 2021 (unaudited):

	Number of Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2021	2,724,537	$3.31	335,004	$0.84
Granted	2,112,500	$1.17	670,250	$1.17
Released	—	$—	(107,799)	$0.84
Canceled/forfeited/expired	(223,379)	$3.46	(25,219)	$1.04
Outstanding at September 30, 2021	4,613,658	$2.32	872,236	$1.09
On January 1, 2021, the number of shares of common stock authorized for issuance under the 2014 Plan was increased by 3,572,317 shares pursuant to the automatic annual increase provisions of the 2014 Plan. As of September 30, 2021, 1,129,087 shares of common stock were available for issuance under the 2014 Plan.
Stock-Based Compensation Expense
The following table summarizes the Company's stock compensation expense for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited; in thousands)
Research and development	$185	$177	$505	$507
General and administrative	312	262	930	657
Total	$497	$439	$1,435	$1,164

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
The Company has non-cancelable commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $3.0 million, of which $0.6 million was a current liability on the balance sheet as of September 30, 2021.
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
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of September 30, 2021.
Legal Proceedings
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against the Company and certain of its current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired the Company's securities between February 13, 2017 and September 30, 2020 (the “Class Period”). The complaints alleged that the Company and certain of its current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about the Company's business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs sought damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the “Securities Action”). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleged the same claims as the previous complaints and extended the Class Period through October 20, 2020. The Company filed a motion to dismiss the consolidated amended complaint on May 14, 2021; the Co-Lead Plaintiffs filed their opposition brief on June 14, 2021; and the Company filed a reply brief by July 6, 2021. The hearing on the motion was held on July 22, 2021 and the Court took the motion under submission. On September 1, 2021, the Court issued an order granting the Company’s motion and dismissing in full the Securities Action (“Dismissal Order”), but granting the Co-Lead Plaintiffs in the Securities Action leave to file an amended complaint within 30 days. The Co-Lead Plaintiffs in the Securities Action elected not to file an amended complaint and, on October 8, 2021, the parties to the Securities Action filed a Joint Stipulation of Dismissal dismissing the Securities Action with prejudice and waiving Co-Lead Plaintiffs’ right to appeal the Dismissal Order. The Joint Stipulation was approved by the Court the same day, ending the Securities Action.

On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of the Company's current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the “Derivative Action”). The complaint alleged breaches of the defendants’ fiduciary duties as the Company's directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff sought damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the Court entered an order staying the Derivative Action, including all deadlines, conferences and hearings, until the final resolution of the Company's motion to dismiss in the Securities Action, including through any amendments and/or appeals. On October 18, 2021, the plaintiff elected to voluntarily dismiss the Derivative Action without prejudice, with each side bearing their own costs and fees. The dismissal was approved by the Court on October 19, 2021, ending the Derivative Action.
Although both the Securities Action and Derivative Action have ended, the Company, from time to time, may be involved in other lawsuits and legal proceedings, which arise in the ordinary course of business. Lawsuits and legal proceedings are subject to inherent uncertainties and an adverse result in any lawsuit or legal proceeding may materially adversely affect the Company's business, financial condition and results of operations. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. To the extent that there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made.

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
We submitted a 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our trials and inadequate PK bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing facilities were not able to be conducted but would be required before the application may be approved.
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA and, on February 19, 2021, we received the final meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information which was included in the proposed study protocol submitted to the FDA for review.
On April 12, 2021, we received FDA comments and recommendations to our proposed PK study protocol for M207. We made the recommended changes to the study protocol and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA.

On October 4, 2021, we announced that we had received preliminary top-line results from the PK study and had been granted a Type C written response-only meeting with the FDA regarding the resubmission of the M207 NDA. The study included 48 healthy volunteers and evaluated approximately 2,500 samples utilizing lots of M207 produced with two different pieces of manufacturing equipment. The study was designed to evaluate safety and the pharmacokinetics of M207 compared to a control of two 5 mg doses of intranasal zolmitriptan. The safety assessment showed that M207 was generally well tolerated, consistent with previous studies. The PK study data showed that there were no outliers with unexpected high plasma concentrations of zolmitriptan, which was a focus of the FDA as identified in the Complete Response Letter for the original M207 NDA.
The FDA had also raised questions regarding differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our clinical trials. The PK study data showed that drug plasma concentration levels of M207 produced on manufacturing equipment at our Fremont, California facility, which produced M207 patches for our long-term safety study, were lower compared to control and to M207 produced by alternative equipment, that was the basis for our Phase 2/3 clinical efficacy data in our original NDA submission, but within ranges consistent with approved therapeutic dose levels of zolmitriptan.
Based upon the data from our PK study and pending the receipt of Type C written responses from the FDA, which we expect to receive by mid-December, we plan to resubmit our M207 NDA with PK data primarily comparing Zomig® nasal spray and patches produced on the manufacturing equipment at our Fremont, California facility. Our long-term safety study, which used patches produced on this equipment, also collected open-label efficacy data, which we believe may provide supportive safety and efficacy evidence for M207. In contrast, our initial NDA submission relied on data and results from our published pivotal Phase 2/3 clinical efficacy study as well as data and results from our long-term safety study.
On October 25, 2021, we received full data tables from our PK study, which were consistent with the preliminary top-line results announced on October 4, 2021.
On October 27, 2021, we submitted a briefing package to the FDA in advance of the Type C written-response-only meeting previously granted by the FDA, to obtain feedback on our strategy for resubmitting the M207 505(b)(2) NDA.
If FDA approval is received, we expect that commercialization of M207 would initially occur using drug product produced in the Fremont, California facility, on a timeline yet to be determined. We do not anticipate realizing product revenues unless and until the FDA approves the M207 NDA and we begin commercializing M207, which events may never occur.
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
There have been no significant changes to our critical accounting policies which are included in Note 2. Summary of Significant Accounting Policies to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2021.
Financial Operations Overview
General
As of September 30, 2021, we had an accumulated deficit of approximately $355.1 million. We have incurred significant losses and expect to incur significant and increasing losses in the foreseeable future as we advance our M207 product candidate into later stages of development and, if approved, commercialization. We cannot assure you that we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue.
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

Service revenue
Service revenue is related to feasibility studies in which we provide research and development services to customers to determine the feasibility of using our System in connection with the customers’ pharmaceutical agents. In the three and nine months ended September 30, 2021, we recognized revenue on agreements with three pharmaceutical companies for such studies. Subsequent to the successful completion of all of our development responsibilities, one such agreement, with Mitsubishi Tanabe Pharma Corporation, ended in the third quarter of 2021 as Mitsubishi Tanabe Pharma Corporation determined that they would not continue with the in vivo portion of the study. We expect service revenue to fluctuate based on the volume and activity of the feasibility studies.
Cost of service revenue
Cost of service revenue consists of personnel and material costs associated with feasibility studies. In the three and nine months ended September 30, 2021, we incurred costs related to three such studies. We expect cost of service revenue to fluctuate in 2021 based on the volume and activity of the feasibility studies.
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
In the three and nine months ended September 30, 2021, our research and development efforts and resources focused primarily on advancing the development of M207.
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

Results of Operations
Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(unaudited; in thousands, except percentages)
Service revenue	$252	$—	$252	N/A
Operating expenses:
Cost of service revenue	$340	$—	$340	N/A
Research and development	$5,985	$5,824	$161	3%
General and administrative	$2,522	$2,704	$(182)	(7)%

Other income (expense):
Interest income	$1	$2	$(1)	(50)%
Interest expense	$(17)	$(165)	$148	(90)%
Other income (expense), net	$(57)	$4	$(61)	*

* Not meaningful.
Service revenue
For the three months ended September 30, 2021, service revenue related to agreements with two pharmaceutical companies for feasibility studies. We expect service revenue to fluctuate based on the volume and activity of feasibility studies.
Cost of service revenue
For the three months ended September 30, 2021, cost of service revenue related to two feasibility studies. We expect cost of service revenue to fluctuate in 2021 based on the volume and activity of feasibility studies.
Research and development expenses
Research and development expenses increased approximately $0.2 million, or 3%, for the three months ended September 30, 2021, as compared to the same period in 2020. The increase was primarily due to an increase of $0.7 million in spending for clinical trials, partially offset by decreases of $0.4 million in employee and consulting costs and employee costs recorded as cost of service for work performed on our feasibility agreements, and $0.1 million in other costs.
General and administrative expenses
General and administrative expenses decreased approximately $0.2 million, or 7%, for the three months ended September 30, 2021, as compared to the same period in 2020. The change was primarily due to a decrease of $0.2 million in consulting and professional services expenses.
Other income and expense
Interest income. For the three months ended September 30, 2021 and 2020, interest income resulted primarily from interest recognized related to investments in marketable securities. The decrease for the three months ended September 30, 2021 as compared to the same period in 2020 resulted primarily from lower interest rates.
Interest expense. For the three months ended September 30, 2021 and 2020, interest expense consisted primarily of interest and amortization of debt discount. The decrease in interest expense resulted from a lower outstanding balance on our build-to-suit obligation with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, we capitalized a portion of interest paid to Trinity as construction-in-progress.
Other income (expense), net. Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations. For the three months ended September 30, 2021, other income (expense), net consisted primarily of a loss on disposal of fixed assets.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(unaudited; in thousands, except percentages)
Service revenue	$698	$—	$698	N/A
Operating expenses:
Cost of service revenue	$704	$—	$704	N/A
Research and development	$16,315	$16,270	$45	—%
General and administrative	$8,294	$8,552	$(258)	(3)%

Other income (expense):
Interest income	$2	$17	$(15)	(88)%
Interest expense	$(136)	$(561)	$425	(76)%
Other income (expense), net	$1,795	$95	$1,700	*

* Not meaningful.
Service revenue
For the nine months ended September 30, 2021, service revenue related to agreements with three pharmaceutical companies for feasibility studies. We expect service revenue to fluctuate based on the volume and activity of feasibility studies.
Cost of service revenue
For the nine months ended September 30, 2021, cost of service revenue related to three feasibility studies. We expect cost of service revenue to fluctuate in 2021 based on the volume and activity of the feasibility studies.
Research and development expenses
Research and development expenses were substantially the same for the nine months ended September 30, 2021 and 2020. Increases of $0.8 million in clinical trial costs, $0.3 million of additional depreciation related to assets placed into service at our contract manufacturing organizations, and $0.2 million in production and manufacturing costs due to the scale up and technology transfer to our commercial manufacturing organizations, were primarily offset by a reduction of $1.3 million in employee and temporary employee costs due to lower employee and consulting costs and employee costs recorded as cost of service for work performed on our feasibility agreements.
General and administrative expenses
General and administrative expenses decreased approximately $0.3 million, or 3%, for the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease was primarily due to a decrease of $0.4 million in professional service fees, offset by an increase of $0.1 million in insurance costs.
Other income and expense
Interest income. For the nine months ended September 30, 2021 and 2020, interest income resulted primarily from interest recognized related to investments in marketable securities. The decrease for the nine months ended September 30, 2021 as compared to the same period in 2020 resulted from lower interest rates.
Interest expense. For the nine months ended September 30, 2021 and 2020, interest expense consisted primarily of interest and amortization of debt discount. The decrease in interest expense resulted from a lower outstanding balance on our build-to-suit obligation with Trinity during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, we capitalized a portion of interest paid to Trinity as construction-in-progress.
Other income (expense), net. Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations. For the nine months ended September 30, 2021, other income (expense), net consisted primarily of a gain on the forgiveness of our Paycheck Protection Program loan.

Liquidity and Capital Resources
Our liquidity and capital resources are summarized as follows:

	September 30, 2021	December 31, 2020
	(unaudited; in thousands)	(in thousands)
Cash and cash equivalents	$17,147	$35,263
Working capital*	$6,491	$21,205
Accumulated deficit	$(355,144)	$(332,190)

* We define working capital as current assets less current liabilities. See our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our current assets and current liabilities.
As of September 30, 2021, we had approximately $17.1 million in cash and cash equivalents, $6.5 million of working capital and an accumulated deficit of $355.1 million. The decrease in cash and cash equivalents and working capital as of September 30, 2021 as compared to December 31, 2020 was primarily the result of our loss from operations, investments made in property and equipment and our payments to Trinity, offset primarily by cash received from the sale of shares of our common stock through our at-the-market offering programs and warrant exercises. Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q, and we will need to obtain additional capital resources through equity offerings, debt financings, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
We filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020 (the “2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement provides us with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $3.7 million was available at September 30, 2021.
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
Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(unaudited; in thousands)
Net cash provided by (used in):
Operating activities	$(21,759)	$(25,436)
Investing activities	(5,015)	(7,711)
Financing activities	8,658	70,385
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18,116)	$37,238
Operating Cash Flow: Net cash used in operating activities for the nine months ended September 30 in both 2021 and 2020 was primarily related to personnel, manufacturing, facility and technology transfer and development costs in conjunction with services performed by our contract manufacturers, clinical development and trial costs, other pre-commercial activities and other administrative expenses incurred in the course of our continuing operations. The changes in net cash used in operating activities were primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
Net cash used in operating activities for the nine months ended September 30, 2021 of $21.8 million was primarily due to our net loss of $23.0 million, adjusted for non-cash items of $2.1 million, consisting primarily of $1.4 million of stock-based compensation, $1.3 million of depreciation and amortization and $0.9 million of change in operating lease right-of-use assets, offset by $1.6 million of a gain on forgiveness of debt. Additionally, we used cash of $1.0 million for changes in operating lease liabilities. Net cash used in operating activities for the nine months ended September 30, 2020 of $25.4 million was primarily due to our net loss of $25.3 million, adjusted for non-cash items of $3.1 million consisting primarily of $1.2 million of stock-based compensation, $1.0 million of depreciation and amortization and $0.7 million of change in operating lease right-of-use assets. Additionally, we used cash of approximately $2.2 million for changes in accounts payable and accrued compensation and other accrued liabilities and $0.8 million for changes in operating lease liabilities.
Investing Cash Flow: Net cash used in investing activities of $5.0 million and $7.7 million for the nine months ended September 30, 2021 and 2020, respectively, was the result of property and equipment purchases to support our pre-commercialization activities.
Financing Cash Flow: Net cash provided by financing activities of $8.7 million for the nine months ended September 30, 2021 was primarily due to the proceeds from the issuance of common stock under our 2020 and 2021 at-the-market offering programs of $8.8 million and from the exercise of warrants of $3.4 million. These proceeds were offset by repayments on the Trinity build-to-suit obligation of $3.6 million. See below for a further discussion of our equity activity during the first nine months of 2021. Net cash provided by financing activities for the first nine months of 2020 was primarily due to $29.0 million of net proceeds from public underwritten offerings, $16.3 million of net proceeds from ATM offerings, $14.9 million from the exercise of warrants, $10.1 million of net proceeds from a registered direct offering, and $1.6 million of proceeds from a PPP loan, offset by $1.5 million in principal payments on our build-to-suit obligation with Trinity.

2021 Issuance of Shares
At-the-Market Offering Program - 2021
On June 28, 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (together, the “Sales Agents”) to establish an at-the-market offering program (“2021 ATM”), under which we may sell from time to time, at our option, up to an aggregate of $30.0 million of shares of our common stock. Shares sold under the 2021 ATM are issued pursuant to our 2020 Shelf Registration Statement and a prospectus supplement dated June 28, 2021. We are required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and have also agreed to provide the Sales Agents with customary indemnification rights. During the three and nine months ended September 30, 2021, we issued and sold 4,785,502 shares of our common stock at an average price of $0.76 per share under the 2021 ATM for aggregate net proceeds of $3.3 million after deducting commissions and offering expenses payable by us. From October 1, 2021 through November 5, 2021, we issued and sold 232,200 shares of our common stock at an average price of $0.67 per share under the 2021 ATM for aggregate proceeds of $0.2 million after deducting commissions. As of the date of this Quarterly Report on Form 10-Q, we have approximately $26.2 million available to be offered and sold under the 2021 ATM.
At-the-Market Offering Program - 2020
On June 8, 2020, we entered into a sales agreement with BTIG, LLC (“BTIG”) as sales agent to establish an at-the-market offering program (“2020 ATM”), under which we were permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the nine months ended September 30, 2021, we issued and sold 6,931,607 shares of our common stock at an average price of $0.84 per share under the 2020 ATM for aggregate net proceeds of $5.5 million after deducting commissions and offering expenses payable by us. The shares were sold pursuant to our 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020. As of June 30, 2021, no shares remained available for sale under the 2020 ATM.
Registered Direct Offering - March 2020
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the “March 2020 Offering”) of (i) 11,903,506 shares of our common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. During the nine months ended September 30, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. No Series E Warrants were exercised during the three months ended September 30, 2021. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020. As of the date of this Quarterly Report on Form 10-Q, we have Series E Warrants to purchase 630,835 shares of our common stock outstanding.
Public Offering - February 2020
On February 14, 2020, we closed an underwritten offering (the “February 2020 Offering”) for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and will expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. During the nine months ended September 30, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. No Series C Warrants were exercised during the three months ended September 30, 2021. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020. As of the date of this Quarterly Report on Form 10-Q, we have Series C Warrants to purchase 22,700 shares of our common stock outstanding.

Contractual Obligations
During the nine months ended September 30, 2021, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2020, filed with the SEC on March 11, 2021, other than the fulfillment of existing obligations in the ordinary course of business. See Note 10. Commitments and Contingencies of the Notes to Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for more information regarding our contractual obligations.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $17.1 million as of September 30, 2021, which consisted of bank deposits and money market accounts. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020 (the “Class Period”). The complaints alleged that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs sought damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the “Securities Action”). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleged the same claims as the previous complaints and extended the Class Period through October 20, 2020. We filed a motion to dismiss the consolidated amended complaint on May 14, 2021; the Co-Lead Plaintiffs filed their opposition brief on June 14, 2021; and we filed a reply brief on July 6, 2021. The hearing on the motion was held on July 22, 2021 and the court took the motion under submission. On September 1, 2021, the Court issued an order granting our motion and dismissing in full the Securities Action (“Dismissal Order”), but granting the Co-Lead Plaintiffs in the Securities Action leave to file an amended complaint within 30 days. The Co-Lead Plaintiffs in the Securities Action elected not to file an amended complaint and, on October 8, 2021, the parties to the Securities Action filed a Joint Stipulation of Dismissal dismissing the Securities Action with prejudice and waiving Co-Lead Plaintiffs’ right to appeal the Dismissal Order. The Joint Stipulation was approved by the Court the same day, ending the Securities Action.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of Zosano Pharma Corporation (named as a nominal defendant), against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the “Derivative Action”). The complaint alleged breaches of the defendants’ fiduciary duties as our directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff sought damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the Court entered an order staying the Derivative Action, including all deadlines, conferences and hearings, until the final resolution of our anticipated motion to dismiss in the Securities Action, including through any amendments and/or appeals. On October 18, 2021, the plaintiff elected to voluntarily dismiss the Derivative Action without prejudice, with each side bearing their own costs and fees. The dismissal was approved by the Court on October 19, 2021, ending the Derivative Action.
Although both the Securities Action and Derivative Action have ended, from time to time, we may be involved in other lawsuits and legal proceedings, which arise in the ordinary course of business. Lawsuits and legal proceedings are subject to inherent uncertainties and an adverse result in any lawsuit or legal proceeding may materially adversely affect our business, financial condition and results of operations. In addition, even if not meritorious, these matters could result in the expenditure of significant financial resources and diversion of management efforts.

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
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of September 30, 2021, we had an accumulated deficit of $355.1 million and approximately $17.1 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
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
Since inception, we have incurred significant operating losses. For the twelve months ended December 31, 2020 and the nine months ended September 30, 2021, we incurred a net loss of $33.4 million and $23.0 million, respectively, and, as of September 30, 2021, we had an accumulated deficit of $355.1 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we continue the development of our product candidate, M207, or any other product candidates. These expenditures will be incurred for manufacturing, development, clinical trials, regulatory compliance and infrastructure. Even if we succeed in developing, obtaining regulatory approval for and commercializing M207 or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
Although our business was formed in 2006, we have had limited operations since that time and we are only able to manufacture our product candidates on a limited scale at the Fremont, California site. The successful commercialization of M207 or any other product candidate will require us to perform a variety of functions, including:
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
On April 21, 2020, we entered into a note (the “PPP Note”) with Silicon Valley Bank pursuant to the Paycheck Protection Program (“PPP”), which provided us with a loan in the amount of $1.6 million (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), provided for loans to qualifying businesses and is administered by the U.S. Small Business Administration (“SBA”). On June 10, 2021, we received notice from our lender that our PPP Loan and accrued interest was fully forgiven by the SBA. However, we may be subject to CARES Act-specific lookbacks and audits conducted by the Treasury, SBA or other federal agencies, including oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.
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
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA and, on February 19, 2021, we received the final meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information which was included in the proposed study protocol submitted to the FDA for review.
On April 12, 2021, we received FDA comments and recommendations to our proposed PK study protocol for M207. We made the recommended changes to the study protocol and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA.
On October 4, 2021, we announced that we had received preliminary top-line results from the PK study and had been granted a Type C written response-only meeting with the FDA regarding the resubmission of the M207 NDA. The study included 48 healthy volunteers and evaluated approximately 2,500 samples utilizing lots of M207 produced with two different pieces of manufacturing equipment. The study was designed to evaluate safety and the pharmacokinetics of M207 compared to a control of two 5 mg doses of intranasal zolmitriptan. The safety assessment showed that M207 was generally well tolerated, consistent with previous studies. The PK study data showed that there were no outliers with unexpected high plasma concentrations of zolmitriptan, which was a focus of the FDA as identified in the Complete Response Letter for the original M207 NDA.
The FDA had also raised questions regarding differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our clinical trials. The PK study data showed that drug plasma concentration levels of M207 produced on manufacturing equipment at our Fremont, California facility, which produced M207 patches for our long-term safety study, were lower compared to control and to M207 produced by alternative equipment, that was the basis for our Phase 2/3 clinical efficacy data in our original NDA submission, but within ranges consistent with approved therapeutic dose levels of zolmitriptan.
Based upon the data from our PK study and pending the receipt of Type C written responses from the FDA, which we expect to receive by mid-December, we plan to resubmit our M207 NDA with PK data primarily comparing Zomig® nasal spray and patches produced on the manufacturing equipment at our Fremont, California facility. Our long-term safety study, which used patches produced on this equipment, also collected open-label efficacy data, which we believe may provide supportive safety and efficacy evidence for M207. In contrast, our initial NDA submission relied on data and results from our published pivotal Phase 2/3 clinical efficacy study as well as data and results from our long-term safety study.
On October 25, 2021, we received full data tables from our PK study, which were consistent with the preliminary top-line results announced on October 4, 2021.
On October 27, 2021, we submitted a briefing package to the FDA in advance of the Type C written-response-only meeting previously granted by the FDA to obtain feedback on our strategy for resubmitting the M207 505(b)(2) NDA.
We have incurred and will incur additional costs and delays in our previously anticipated timeline for potential commercialization due to the additional PK study, and our plan to resubmit the NDA may be further delayed and we may incur higher than anticipated additional costs should any additional studies or other requirements be required by the FDA.
There is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. In addition, if the FDA does not agree with our M207 NDA resubmission strategy to submit PK data primarily comparing Zomig® nasal spray and patches produced on manufacturing equipment at our Fremont, California facility that produced patches for our long-term safety study, then the approval pathway for M207 will likely take significantly longer than expected, cost significantly more than anticipated, and may not be successful.
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
•we may be required to undertake additional clinical trials of M207 before we receive approval of the NDA;
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

•we will depend on third-party manufacturers to supply or manufacture components of our products;
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
•we may depend on Eversana or another third party to commercialize M207, if approved;
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
We intend to seek FDA approval through the 505(b)(2) regulatory pathway for our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
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
Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practice (“cGMP”) requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards.
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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions or conduct necessary site inspections, including any such inspections that may be required for the FDA to review our planned NDA submission for M207, which could have a material adverse effect on our business.
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
The manufacture of our product candidates is complex, and we may encounter difficulties in manufacturing sufficient quantities of our product candidates.
Any failure or delay in our internal manufacturing operations or those of our CMOs could delay the development, regulatory approval and commercialization, if approved, of M207. We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which M207, or our other product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval and/or the potential commercialization of M207 or our other product candidates could be impeded, delayed, limited or denied if the FDA does not authorize the manufacturing processes and facilities in which such product candidates are made.
If M207 is approved utilizing our current NDA resubmission strategy, we will only be able to produce limited quantities of M207 at our Fremont, CA location and we will not be able to produce M207 drug product on our manufacturing equipment at our third-party CMOs without FDA approval, which may require us to conduct additional clinical studies and incur significant time and cost, and we may not be successful. If we are unable to manufacture M207 on our manufacturing lines at our CMOs, it will limit our product availability and materially adversely impact our business.
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
While we intend to rely on CMOs to support commercial scale manufacture of certain components of M207 and have entered into agreements regarding the same, we may nevertheless not be able to successfully produce, develop and market M207 or our other product candidates, or we may be delayed in doing so. Significant scale up of manufacturing may also require process improvements as well as additional technologies, validation and PK studies, which are costly, may not be successful and which the FDA must review and authorize. If we or our CMOs are unable to establish a new manufacturing facility or expand existing manufacturing facilities, purchase equipment, hire adequate personnel to support our manufacturing efforts, or comply with cGMPs, or implement necessary process improvements, we may be unable to produce commercial materials or meet demand, if any should develop, for M207 or our other product candidates. Any such failure would have a material adverse effect on our business, financial condition and results of operations.
Reliance on CMOs also entails risks to which we would not be subject if we manufactured all components of the product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to synthesize and manufacture our product candidate in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Any failure by our CMOs to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of material in a timely manner, could lead to a delay in, or failure to obtain, regulatory approvals of our product candidates, or a recall or withdrawal of approval in the future. CMOs may not be able to manufacture components of our product candidates at a cost or in quantities or in a timely manner necessary to develop and commercialize it. If our CMOs are unable to successfully scale up the manufacturing capacity needed to support our product candidates in sufficient quality and quantity and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost in substantially equivalent volumes and quality, and we are unable to successfully transfer the processes on a timely basis, the development of that product candidate and regulatory approval or commercial launch for any resulting products may be delayed, or there may be a shortage in supply, either of which could significantly harm our business, financial condition, operating results and prospects. Our reliance on CMOs will further expose us to the possibility that they, or third parties with access to their facilities, will have access to and may misappropriate our trade secrets or other proprietary information.
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
RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES
We use customized equipment to manufacture, coat and package our transdermal microneedle system; any production or equipment performance failures could negatively impact the clinical trials of our product candidates that we may develop or sales of our product candidate(s), if approved.
We presently use customized equipment to manufacture, coat and package our transdermal microneedle system. We also rely on third parties to manufacture our equipment. If we experience equipment malfunctions and we do not have adequate inventory of spare parts or qualified personnel to repair the equipment, we may encounter delays in the manufacture of our transdermal microneedle system and may not have sufficient inventory to meet the demands of our clinical development programs of any product candidates and if approved, our customers’ demands for M207 or our future approved product candidate(s), if any, each of which could adversely affect our business, financial condition and results of operations.
We currently depend on third-party suppliers for the manufacture of certain components of our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize M207 or any other product candidates we may develop.
We have contracted with CMOs to produce, in collaboration with us, commercial supplies of certain materials utilized in the manufacture of M207, if approved, in the United States. We have not entered into any agreements with any alternate suppliers for M207 product or active pharmaceutical ingredients (“APIs”). Even if we were able to enter into other long-term agreements for manufacture of commercial supply on reasonable terms, we may face delays or increased costs in our supply chain that could jeopardize the potential commercialization of M207. Additionally, if M207 is approved for commercial sale in jurisdictions outside the United States or any other product candidate is approved by the FDA or other regulatory agencies for commercial sale, we will need to contract with a third party to manufacture such products.

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
The manufacturer(s) that produce materials for M207 are obliged to operate in accordance with FDA-mandated cGMPs, and we have limited control over the ability of CMOs to maintain adequate quality control, quality assurance and qualified personnel to ensure compliance to cGMPs. In addition, the facilities used to manufacture M207 must be authorized by the FDA and will be subject to inspections that will be conducted prior to any grant or regulatory approval by the FDA. If any of our CMOs are unable to successfully manufacture material that conform to our specifications and the FDA’s strict regulatory requirements, and pass regulatory inspections, they will not be able to secure or maintain authorization to manufacture materials for any of our product candidates, which could delay or prevent us from obtaining approval for such product candidates. Additionally, a failure by any of our CMOs to establish and follow cGMPs or to document their adherence to such requirements may negatively impact our commercialization or lead to significant delays in the launch and commercialization of any other products that we may have in the future. Failure by our CMOs or us to comply with application regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspensions or withdrawal of approvals, seizures or recalls of product, operating restrictions, and criminal prosecutions.
The manufacturer of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly-enforced federal, state and foreign regulations. We cannot assure you that any issues relating to the manufacture of M207 will not occur in the future. Additionally, we or our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes. If our CMOs were to encounter difficulties, or otherwise fail to comply with their contractual obligations, our ability to commercialize M207 in the United States would be jeopardized. Any delay or interruption in our ability to meet commercial demand for M207 will result in the loss of potential revenue and could adversely affect our ability to gain market acceptance for these products.
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

RISKS RELATED TO MARKETING AND SALE OF OUR PRODUCTS
We have no experience selling, marketing or distributing approved product candidates and currently have no internal capabilities to do so, and will rely on Eversana and other third parties for the commercialization of M207 or may need to develop an internal sales organization, and we and they may not be able to effectively market, sell and distribute M207, if approved.
We currently have no internal sales, marketing or distribution capabilities. Even if M207 is approved by the FDA, we may not be able to effectively market and distribute M207. We have engaged Eversana to conduct agreed commercialization activities, and to utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for M207. Eversana may be unable to identify and retain suitable candidates to fill our direct sales force needs, on our expected launch timeframe or otherwise. To the extent we and Eversana are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market M207. Further, there can be no assurance that the capabilities of Eversana will be effective in marketing and selling M207, or that their personnel will be more effective than an internally developed sales organization. In addition, under the amended master services agreement, Eversana may terminate our agreement, including the obligation to provide a revolving credit facility, and can terminate the agreement under certain additional circumstances, including if FDA approval of M207 is not received by December 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the agreement by us that is not cured within a defined time period, for our insolvency, if M207 is subject to a safety recall in the United States or if M207 is not commercially launched within a specified time period after FDA approval of the NDA. Also, in connection with the amendment of the master services agreement in September 2021, we and Eversana agreed that if the NDA is approved, the deferral mechanism, payment terms and loan terms in the master services agreement will be adjusted as mutually agreed by both parties. There is no guarantee that we and Eversana will reach an agreement on the deferral mechanism, payment terms and loan terms. If we and Eversana fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminate our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. In such an event, we would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the law or our business.
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
RISKS RELATED TO EMPLOYEE MATTERS, OUR OPERATIONS AND MANAGING GROWTH
We rely on key executive officers and qualified personnel and their knowledge of our business and technical expertise would be difficult to replace.
We are highly dependent on our key executive officers and the research and development, clinical, manufacturing, financial and business development expertise of our executive officers and other employees at our Fremont, CA facility with extensive knowledge of our technology and manufacturing processes. We do not have “key person” life insurance policies for any of our officers. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development and diversion of management resources, which could have a material adverse effect on our business, financial condition and results of operations. For example, if we are not able to adequately retain our officers or train and retain staff at our Fremont, CA facility, our ability to resubmit our NDA, obtain FDA approval and commercialize M207, if approved, would be impacted and our business would be materially adversely affected.
On February 1, 2020, Gregory Kitchener resigned as our chief financial officer and, on October 22, 2021, Hayley Lewis resigned as our Senior Vice President, Operations. We cannot guarantee that we will not face similar turnover in the future. Management transition is often difficult. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any transition and the time and management attention needed to fill any vacant role could disrupt our business.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through November 5, 2021, for example, our stock has traded in a range with a low of $0.328 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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

We and certain of our current and former executive officers were named as defendants in a securities class action lawsuit, and a related shareholder derivative lawsuit was filed; defending against any future lawsuits could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against us and certain of our current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired our securities between February 13, 2017 and September 30, 2020 (the “Class Period”). The complaints alleged that we and certain of our current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs sought damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the “Securities Action”). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleged the same claims as the previous complaints and extended the Class Period through October 20, 2020. We filed a motion to dismiss the consolidated amended complaint on May 14, 2021; the Co-Lead Plaintiffs filed their opposition brief on June 14, 2021; and we filed a reply brief by July 6, 2021. The hearing on the motion was held on July 22, 2021 and the court took the motion under submission. On September 1, 2021, the Court issued an order granting our motion and dismissing in full the Securities Action (“Dismissal Order”), but granting the Co-Lead Plaintiffs in the Securities Action leave to file an amended complaint within 30 days. The Co-Lead Plaintiffs in the Securities Action elected not to file an amended complaint and, on October 8, 2021, the parties to the Securities Action filed a Joint Stipulation of Dismissal dismissing the Securities Action with prejudice and waiving Co-Lead Plaintiffs’ right to appeal the Dismissal Order. The Joint Stipulation was approved by the Court the same day, ending the Securities Action.
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of the Company (named as a nominal defendant), against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the “Derivative Action”). The complaint alleged breaches of the defendants’ fiduciary duties as our directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff sought damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the court entered an order staying the Derivative Action, including all deadlines, conferences and hearings, until the final resolution of our motion to dismiss in the Securities Action, including through any amendments and/or appeals. On October 18, 2021, the plaintiff elected to voluntarily dismiss the Derivative Action without prejudice, with each side bearing their own costs and fees. The dismissal was approved by the Court on October 19, 2021, ending the Derivative Action.
Although both the Securities Action and Derivative Action have ended, any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management's attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal or in payments of substantial monetary damages or fines, or we may decide to settle these or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price. See Item 3. “Legal Proceedings” for additional information regarding the class actions.
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
In the past, we have received written notices from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). On June 1, 2021, we received another written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until November 29, 2021, to regain compliance with the minimum bid price requirement. If we do not regain compliance by November 29, 2021, an additional 180 days may be granted to regain compliance if we (i) meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the bid price requirement) and (ii) provide written notice to Nasdaq of our intention to cure the deficiency during the second 180-day compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Hearings Panel. There is no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.
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

3.2*	Amended and Restated Bylaws of Zosano Pharma Corporation (incorporated by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021)

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Authorized Share Increase) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Reverse Stock Split) (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

10.1
Amendment No. 1 to Master Services Agreement, effective as of September 29, 2021, by and between Zosano Pharma Corporations and Eversana Life Science Services, LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 4, 2021)

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

Dated: November 10, 2021	Zosano Pharma Corporation (Registrant)

/s/ Steven Lo
Steven Lo
Chief Executive Officer (Principal Executive Officer)

/s/ Christine Matthews
Christine Matthews
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)