Form 10-K
period 2021-12-31
Zosano Pharma Corp
filed 2022-03-17
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐      No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second quarter) was approximately $104,972,443.
As of March 14, 2022, the registrant had a total of 171,455,813 shares of its common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of our fiscal year ended December 31, 2021.

Zosano Pharma Corporation
Annual Report on Form 10-K
For the Fiscal Year ended December 31, 2021

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
•our plans, strategy, and the anticipated timing for resubmitting a 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (“FDA”);
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
•the timing of and expected costs related to workforce reduction activities;
•our retention bonus program, and incentive payments under the program; and
•regulatory developments in the United States and foreign countries.
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
•We will need substantial additional funding to fund our operations, and we will not be able to continue as a going concern if we are unable to do so. We will also be forced to delay, reduce or terminate our product development, other operations or commercialization effort. In addition, we have issued or reserved substantially all of our available shares of authorized common stock under our certificate of incorporation, and as a result, our ability to obtain additional funding through equity offerings is limited.
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
•Our build-to-suit arrangement with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”), imposes restrictions on our business and requires that we maintain a minimum cash balance equal to three times the remaining rent due, and if we default on our obligations, Trinity would have a right to request payment in full of the build-to-suit obligation.
•We have limited operating history and capabilities.
•The development and commercialization of our product candidates are subject to many risks. For example, on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA in response to our NDA for M207, and based on feedback from the FDA, we conducted an additional pharmacokinetic (“PK”) study for inclusion in an NDA resubmission package. On February 17, 2022, we received a response letter from the FDA with regard to our January 18, 2022 resubmission of the M207 NDA, stating that the FDA did not consider the resubmitted M207 NDA to be a complete response to the deficiencies identified in the FDA’s October 20, 2020 CRL, and that the FDA will not begin substantive review of the application until a complete response is received. There is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
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
•If the FDA does not allow us to resubmit our M207 NDA using our existing PK data for M207 comparing ZOMIG® nasal spray and patches produced on manufacturing equipment at our Fremont, California facility that also produced patches for our long-term safety study, then the approval pathway for M207 will likely take significantly longer than expected, cost significantly more than anticipated, and may not be successful.
•If the NDA for M207 is successfully resubmitted and approved by the FDA, we will only be able to produce limited quantities of M207 at our Fremont, California location and we will not be able to produce M207 drug product on our manufacturing equipment at our third-party CMOs without subsequent FDA approvals, which may require us to conduct additional clinical studies and incur significant time and cost, and we may not be successful. If we are unable to manufacture M207 on our manufacturing lines at our CMOs, it will limit our product availability and materially adversely impact our business.
•Clinical trials are very expensive, time-consuming and difficult to design and implement.
•The COVID-19 pandemic, including any strains or variants of the virus, could adversely impact our business, including our clinical trials.
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
•We have no experience selling, marketing or distributing approved product candidates and currently have no internal capabilities to do so, and will rely on Eversana and other third parties for the commercialization of M207 or we may need to develop an internal sales organization, and we and they may not be able to effectively market, sell and distribute M207, if approved. An amendment to the Eversana agreement provides that, if the NDA is approved, the deferral mechanism, payment terms and loan terms in the master services agreement will be adjusted as mutually agreed by both parties. There is no guarantee that we and Eversana will reach an agreement on the deferral mechanism, payment terms and loan terms.
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
•We are highly dependent on the technical, financial and business development expertise of our executive officers and other employees at our Fremont, California facility. A number of employees terminated pursuant to our March 2022 workforce reduction had extensive knowledge of our technology and manufacturing processes, and the loss of technical expertise incurred as a result of the workforce reduction will result in delays in product development and diversion of management resources. In addition, if we are not able to adequately retain our officers or train and retain staff at our Fremont, California facility, our ability to resubmit our NDA, obtain FDA approval and commercialize M207, if approved, will be impacted and our business will be materially adversely affected.
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

PART I

Item 1. BUSINESS
Overview
Zosano Pharma Corporation is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using our proprietary transdermal microneedle system (the “System”). Our System is designed to facilitate rapid drug absorption into the bloodstream, and to provide an improved pharmacokinetic (“PK”) profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is designed to be applied with a reusable hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles are designed to penetrate the stratum corneum in an effort to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and product stability may offer significant therapeutic and practical advantages, and on developing products where we believe rapid administration of approved drugs with established safety and efficacy profiles could provide an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway in the United States that would streamline clinical development and potentially reduce the amount of clinical data we need to obtain prior to seeking FDA approval.
We have no product sales to date, and we will not have product sales unless and until we receive approval from the FDA, or equivalent foreign regulatory bodies, to market and sell our product candidates. Accordingly, our success depends not only on the development, but also on our ability to finance the development of each of our product candidates. We will require substantial additional funding to complete development and seek regulatory approval for these products. In addition, as further described below, our clinical and pre-commercial manufacturing activities have been curtailed following our March 2022 workforce reduction.
M207 for Migraine
Our development efforts are currently focused on our product candidate, M207, our proprietary formulation of zolmitriptan delivered utilizing our System. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. M207 was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. M207 is designed to provide rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal (“GI”) tract.
We submitted a 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our trials and inadequate PK bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing and/or critical subcontractor facilities were not able to be conducted before the FDA's goal date for completing its review of the original NDA, but that such inspections would be required and would have to be conducted before the application may be approved. In addition, a pre-approval inspection of our Fremont, California facility by the FDA is expected. However, following a March 2022 workforce reduction, we would need to hire additional employees to support any pre-approval inspection.
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA and, in February 2021, we received the final meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information, which was included in the proposed study protocol submitted to the FDA for review. After the receipt of FDA comments and recommendations to our proposed PK study protocol for M207, we made the recommended changes and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA.
On October 4, 2021, we announced that we had received preliminary top-line results from the PK study and had been granted a Type C written response-only meeting with the FDA regarding the resubmission of the M207 NDA. On October 25, 2021, we received full data tables from our PK study, which were consistent with the previously announced preliminary top-line results. On October 27, 2021, we submitted a briefing package to the FDA in advance of the Type C written-response-only meeting previously granted by the FDA to obtain feedback on our strategy for resubmitting the M207 505(b)(2) NDA.
We received Type C written responses from the FDA with respect to our strategy for resubmitting the M207 505(b)(2) NDA, which, among other things, noted concerns regarding our approach for establishing a PK bridge to ZOMIG® nasal spray (NDA 21-450) (the “Listed Drug”) through comparisons across multiple PK studies of M207, particularly Study CP-2019-002, which included PK outliers.
On January 18, 2022, we resubmitted our NDA to the FDA. In line with our previously disclosed resubmission strategy, the NDA was resubmitted under Section 505(b)(2) of the Food, Drug, and Cosmetic Act. The 505(b)(2) submission relies on the FDA’s findings of safety and efficacy of the Listed Drug. The resubmitted NDA relied primarily on data from the recently completed Phase 1 PK study (CP 2021-001), along with previous PK studies evaluating M207 (CP-2018-002 and CP-2019-002), with the goal of establishing comparative bioavailability to the Listed Drug.
On February 17, 2022, we received a response letter from the FDA with regard to our January 18, 2022 NDA resubmission. The response letter stated that the FDA did not consider the resubmitted M207 NDA to be a complete response to the deficiencies identified in the FDA’s October 20, 2020 CRL, and that the FDA will not begin substantive review of the application until a complete response is received. Among other things, the FDA’s response letter stated that our strategy for establishing a PK bridge to the Listed Drug by relying primarily on data from the Study CP-2021-001 was not acceptable, due in part to differences between the design of Study CP-2021-001, which compared the PK of M207 to two sequential doses of the Listed Drug, and the criteria for re-dosing set forth in the labeling instructions for the Listed Drug. The FDA’s response letter described alternative methods through which we may establish a PK bridge to the Listed Drug, including: (i) by demonstrating bioequivalence to the Listed Drug using standard criteria for all PK exposure metrics, including through a combination of relevant PK data and modeling or simulation procedures; or (ii) by conducting a relative bioavailability study in healthy volunteer subjects. We are continuing to evaluate our next steps in relation to the FDA’s response letter. There is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. In addition, if the FDA does not allow us to resubmit our M207 NDA using our existing PK data comparing ZOMIG® nasal spray and patches produced on manufacturing equipment at our Fremont, California facility that also produced patches for our long-term safety study, then the approval pathway for M207 will likely take significantly longer than expected, cost significantly more than anticipated, and may not be successful.
We have incurred and will incur additional costs and delays in our previously anticipated timeline for potential commercialization due to the additional PK study and the FDA’s response to our January 18, 2022 NDA resubmission, and we may incur higher than anticipated additional costs should any additional studies or other requirements be required by the FDA.
If FDA approval is ultimately received, we plan to manufacture a limited supply of commercial product at our facility in Fremont, California, which is designed to comply with the FDA's current good manufacturing practices (“cGMP”) regulations on a timeline yet to be determined. We will also rely on various Contract Manufacturing Organizations (“CMOs”) to produce various components of our product, our applicator and final packaging of the finished product. If M207 is approved, we and our CMOs will be required to produce commercial supply of M207 in accordance with cGMP regulations. Should M207 be approved, we may consider expanding production through the use of CMOs for drug product as well as for production of the various components that comprise our patch, our applicator and the final packaging of the finished product. However, we will not be able to produce M207 drug product on our manufacturing equipment at our third-party CMOs without subsequent FDA approvals, which may require us to conduct additional clinical studies and incur significant time and cost. We do not anticipate realizing product revenues unless and until the FDA approves the M207 NDA and we begin commercializing M207, which events may never occur.
Eversana Agreement
On August 6, 2020, we entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of M207 in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, we maintain ownership of the M207 NDA as well as all legal, regulatory and manufacturing responsibilities for M207. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for M207. Eversana will receive reimbursement of certain commercialization costs pursuant to a commercialization budget originally estimated at approximately $250.0 million and a low double digit to mid-teen percentage of product profits if and when our net sales of M207 surpass certain costs incurred by the parties pursuant to the commercialization budget.
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the M207 NDA. We may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if we decide to discontinue development or commercialization efforts for M207 in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control. Either party could terminate the Eversana Agreement if FDA approval was not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if M207 is subject to a safety recall in the United States or if M207 is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement).
In addition, under the Eversana Agreement, following FDA approval of the M207 NDA, Eversana agreed to provide a revolving credit facility of up to $5.0 million (the “Credit Facility”) to us pursuant to a loan agreement to be entered into between Eversana and us on a subsequent date. The loan will bear interest at an annual rate equal to 10.0%, to be paid monthly, and we will be able to prepay any amounts borrowed under the Credit Facility at any time without penalty or premium. The Credit Facility will be secured by substantially all of our assets, subject to prior liens and security interests.
On September 28, 2021, we entered into Amendment No. 1, effective as of September 29, 2021 (the “Eversana Amendment”), to the Eversana Agreement, which modified the provision in the Eversana Agreement that provided for termination by either party of the Eversana Agreement if FDA approval was not received by July 31, 2021 to December 31, 2021, with written notice within sixty days of such date. In addition, the Eversana Amendment provides that if the NDA is approved, the deferral mechanism, payment terms and loan terms in the Eversana Agreement will be adjusted as mutually agreed by both parties. Neither party exercised its right to terminate the Eversana Agreement due to FDA approval not being received by December 31, 2021.
We currently have no internal sales, marketing or distribution capabilities and we plan to rely on Eversana and other third parties for the commercialization of M207, if approved.
Our Strategy
Our goal is to make transdermal drug delivery a preferred delivery modality for indications where we believe that rapid onset, ease of use and room temperature stability of the formulation may offer significant therapeutic and practical advantages to patients and healthcare providers. While our near-term focus has been the development and commercialization, if approved, of our lead product candidate, M207, our internal capabilities in these areas have been curtailed following our March 2022 workforce reduction. The key elements of our strategy are to:
Develop and commercialize M207. We believe that M207 has the potential to provide therapeutic and practical advantages, such as the following:
•Rapid absorption: We believe M207 is the only triptan currently formulated to be delivered transdermally and designed to have a rapid onset of action. In a Phase 1 pharmacokinetic trial, M207 provided rapid and reproducible zolmitriptan delivery. The amount of time it took zolmitriptan to reach the maximum concentration (Tmax) was less than 20 minutes and was similar to subcutaneously administered sumatriptan. In the placebo-controlled Phase 2/3 clinical trial, M207 demonstrated pain relief beginning as early as 15 minutes (becoming statistically significant by 60 minutes).
•Symptom relief: In our placebo-controlled Phase 2/3 clinical trial, M207 demonstrated significant pain freedom, pain relief and freedom from most bothersome symptom (“MBS”) at two hours post-treatment, with most patients not requiring additional rescue medications. Post-hoc analyses of patients with difficult to treat migraine, such as morning migraine, migraine with nausea, migraine with severe pain and patients who delayed treatment, showed clinically significant pain freedom and relief as compared to placebo. Additionally, the results from our Long-Term Safety Study (“LTSS”) of M207 were similar to those of our Phase 2/3 clinical trial.
•Durability: In the placebo-controlled Phase 2/3 trial, M207 demonstrated durable impact on pain freedom and pain relief through 24 and 48 hours, compared to placebo.

•Favorable Safety Findings: In the LTSS, data from safety assessments showed that M207 was well-tolerated throughout the 12 months of repeated use. The most common adverse events were redness and swelling at the application site of which more than 95% were classified as mild. Moreover, 80% of these site reactions resolved within 48 hours.
Pursue additional product candidates We have conducted initial feasibility studies on a number of compounds which suggest that our System may have potential for further evaluation with large molecules, small molecules, and vaccines. We are focused on programs where we believe rapid drug delivery, ease of use and formulation room temperature stability may offer meaningful therapeutic and practical advantages to patients and healthcare providers. We are pursuing these programs internally and, in some cases, with certain strategic partners to further the potential clinical and commercial development of such product candidates.
On November 17, 2021, we announced that we had successfully formulated a vaccine developer’s COVID-19 vaccine candidate on our System.
On January 5, 2022, we announced the publication of Phase 1 clinical trial data in an article titled, “Immunogenicity and Safety of Inactivated Influenza Split-Virion Vaccine Administered via a Transdermal Microneedle System” in the Journal of Vaccines and Immunology. The study demonstrated that a low dose of a trivalent influenza vaccine administered via our transdermal microneedle system produced antibody levels that met the European Medicines Agency’s three criteria for influenza vaccine efficacy, including seroconversion rate, mean increase in hemagglutinin inhibition titer, and percentage of seroprotected subjects, and was generally well tolerated.
M207 for Migraine
The focus of our development efforts is on our product candidate M207, our proprietary formulation of zolmitriptan, delivered via our System, which is a member of a class of serotonin receptor agonists known as triptans, used for the acute treatment of migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. A migraine often lasts between four and 24 hours but may last as long as three days. Our M207 System is designed to be applied to an individual’s upper arm and to deliver zolmitriptan to the systemic circulation, with the objective of:
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
In the United States, migraine affects approximately 37 million people, representing approximately 18% of women, 6% of men and 10% of children in the country. Nearly one in four United States households includes someone who suffers from migraine. For more than 90% of those affected, migraine interferes with education, career or social activities. Migraine attacks are estimated to lead to lost productivity costs as high as $36 billion annually in the United States.
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
Patients however remain dissatisfied with their acute treatments. Patient reported outcomes from the Unmet Acute Treatment Needs from the 2017 Migraine in America Symptoms and Treatment Study (the “2017 MAST Study”) showed that:
•74% of patients had inadequate treatment response; and
•Approximately 49% experienced inadequate pain freedom.
We believe that each of the currently available methods of non-oral administration, including nasal spray and subcutaneous injection, have significant disadvantages. Nasal sprays have been associated with taste disturbances. Patients are hesitant to self-administer injections, and according to the 2017 MAST Study, 82% of patients discontinued using an injectable triptan due to side effects.
Two new classes of drugs, a Calcitonin gene-related peptide receptor (“CGRP”) antagonist and a 5-HT (1F) agonist for the acute treatment of migraine were approved in 2019, and one additional CGRP antagonist was approved in 2020. While these new acute treatment medications offer clinicians and patients greater choice, we believe these products also have limitations:
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
ZOTRIP Phase 2/3 Trial Achieved Statistical Significance on Co-primary Endpoints with the 3.8mg Dose
On February 13, 2017, we announced the results of our ZOTRIP placebo-controlled efficacy trial for M207. The ZOTRIP trial was a multicenter, double-blind, randomized, placebo-controlled trial comparing three doses of M207 (1.0mg, 1.9mg, and 3.8mg) to placebo for the treatment of a single migraine attack. Subjects were enrolled in the ZOTRIP trial at 36 centers across the United States. Those subjects recruited into the trial had a history of at least one year of migraine episodes with or without aura. Upon recruitment, the subjects entered a one-month run-in period that ensured they met the key eligibility criteria of two to eight migraine attacks per month, which was documented using an electronic diary or an app on their cell phone. Subjects also identified the most bothersome symptoms and indicated the presence or absence of nausea, phonophobia or photophobia, during the episodes in the run-in period. Successfully screened subjects were then randomized into the treatment/dosing period in which they had 8 weeks to confirm and receive blinded treatment for a single migraine attack, termed “qualifying migraine,” in which the subject’s most bothersome symptom had to be present. During a qualifying migraine, subjects scored the severity of pain on a 4-point scale, the presence or absence of migraine-associated symptoms (phonophobia, photophobia, or nausea), starting pre-dose and then at several intervals over 48 hours post-dose. The co-primary endpoints for the trial were pain freedom and most bothersome symptom freedom at two hours. Safety was assessed by adverse events reported and other standard safety measures.
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
As illustrated in the tables and figure below, the ZOTRIP trial results demonstrated that the 3.8mg M207 dose achieved statistically significant pain freedom and most bothersome symptom freedom at two hours. The 3.8mg dose also achieved statistical significance in the secondary endpoints of pain freedom at 45 minutes and 60 minutes and showed durability of effect on pain freedom at 24 and 48 hours. Additionally, M207 was not associated with any serious adverse events (“SAEs”). While the 1.0mg and 1.9mg doses of M207 demonstrated statistical significance in pain freedom at two hours, they did not achieve statistical significance in freedom from most bothersome symptom at two hours. Statistical significance is an indicator of the likelihood of an observed effect being due to the study drug rather than due to chance. The “p” value is the probability of an event occurring by chance alone. When the p value is less than 5% (0.05) the results are considered to be statistically significant.
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
The ZOTRIP trial results demonstrating pain freedom after treatment with M207 are illustrated below:

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
The following figures illustrate the percent of subjects who reported pain relief or pain freedom following M207 or placebo treatment at the various time points from 15 minutes to 48 hours (pain relief) or 30 minutes to 48 hours (pain freedom):

*    p=<0.05
**    p=0.01

*    p=<0.05
**    p=0.01
M207 LTSS
In November 2017, we initiated our LTSS for M207 as an acute treatment of migraine. The LTSS was an open label study evaluating the safety of the 3.8 mg dose of M207 in migraine patients who had historically experienced at least two migraines per month. Patients were expected to treat a minimum of two migraines per month on average, with no maximum treatment limits. The study was conducted at 31 sites in the United States with a defined data set per protocol in which 150 subjects received repeated doses for six months and 50 subjects received repeated doses for one year. The study was open-label, with investigator visits at months one, two, three, six, nine and twelve to record adverse events, if any. The primary objective of the LTSS was to assess safety of M207 during repeated use over six and twelve months. Other endpoints were electrocardiography and laboratory parameters, as well as percentage of headaches with pain-free response.
In October 2018, we announced the completion of the first phase of our LTSS with more than 150 evaluable subjects completing six months of treatment with M207. In February 2019, we announced the completion of the second phase of our LTSS with more than 50 evaluable subjects completing one year of treatment with M207.
In September 2019, final results from the LTSS were presented at the 19th Congress of the International Headache Society in Dublin, Ireland. In the trial, 257 subjects were treated on average for two or more migraines per month for six months and 127 subjects treated on average two or more migraines a month for twelve months. Data from safety assessments showed that M207 was well-tolerated throughout the 12 months of repeated use. The most common adverse events were redness and swelling at the application site following patch application, of which more than 95% were classified as mild. More than 80% of these site reactions were gone within 48 hours. Patients treated with M207 reported less triptan-like neurological side effects than are typically found with the class, with less than 2% of patients reporting effects such as dizziness and paresthesia.
Post-hoc Efficacy Analyses of M207
In June 2020, we presented new post-hoc efficacy analyses of M207 as a virtual oral presentation on the 2020 American Headache Society’s Virtual Annual Scientific Meeting Platform. Six different measurements of pain reduction from the exploratory efficacy results in the LTSS were examined and compared to the positive clinical results observed in the Phase 2/3 Zotrip study. Across all six efficacy measurements, which included pain freedom and pain relief at 2 hours, clinical activity observed in the LTSS during the one-year trial period treating approximately 5,600 migraine episodes was consistent with the positive placebo-controlled study results.

Parameter	ZOTRIP (Single Dose)		Open-Label
	Placebo	M207 3.8 mg	Long-Term
	(n = 77)	(n = 82)	M207 3.8 mg
			(5,617 migraine episodes*)
Pain Freedom at 2 hours	14%	42%	44%
Pain Relief at 2 hours	57%	81%	81%
Sustained Pain Freedom 2-24 hour	10%	32%	38%
Sustained Pain Freedom 2-48 hour	9%	27%	35%
Sustained Pain Relief 2-24 hour	38%	68%	70%
Sustained Pain Relief 2-48 hour	33%	63%	65%

* For sustained endpoints, data from all time points 2-24 (48) hours had to be present
Similar to the placebo-controlled study, the most common adverse events observed in the LTSS were redness and swelling at the application site, of which more than 95% were classified as mild. 80% of these site reactions were generally resolved within 48 hours. Subjects treated with M207 reported less triptan-like neurological side effects than are typically found with the class, with less than 2% of subjects in the LTSS reporting effects such as dizziness and paresthesia.
On February 1, 2021, we announced that early onset of action data for M207 were presented at the Annual Headache Cooperative of the Pacific Winter Conference. In a post-hoc retrospective analysis of data from the previously published ZOTRIP trial involving 365 subjects who received M207 3.8 mg or placebo, of 82 M207-treated subjects, 38 reported pain relief at 30 minutes, and 28 of the 38 subjects (74%) were pain free at two hours. All 6 subjects treated with M207 who reported pain freedom at 30 minutes were pain-free at two hours. This compares to nine of 26 subjects (35%) in the placebo group (n=77) who reported pain relief at 30 minutes that were pain free at 2 hours, and 1 of 2 subjects that were pain free at 30 minutes being pain free at 2 hours.
Migraine Assessment of Current Therapy Scores
Migraine Assessment of Current Therapy (“Migraine-ACT”) scores for M207 were evaluated at each clinical visit during the LTSS. The Migraine-ACT score is established using a questionnaire that assesses four key components of effective migraine treatment, including: (1) global assessment of relief (2-hour pain freedom), (2) headache impact, (3) consistency of response and (4) emotional response. At the last time point assessed (after 48 weeks of therapy) (n=184), we observed that the Migraine-ACT scores as of October 2019, remained highly favorable across the four questions evaluated:

Question	Proportion who answered “Yes”
Does your migraine medication work consistently, in the majority of your attacks?	95%
Does the headache pain disappear within 2 hours?	83%
Are you able to function normally within 2 hours?	86%
Are you comfortable enough with your medication to be able to plan your daily activities?	93%
C213 for the Treatment of Cluster Headache
In October 2019, we announced that we had begun enrolling patients in our Acute Treatment of Cluster Headache placebo-controlled Phase 2/3 clinical trial to evaluate the efficacy of C213 for the acute treatment of cluster headache. Like M207 for the potential acute treatment of migraine, C213 for the potential acute treatment of cluster headache consists of our investigational proprietary formulation of zolmitriptan delivered utilizing our proprietary transdermal microneedle system. Due to the COVID-19 pandemic, new enrollment into the clinical trial was temporarily suspended between March 2020 and June 2020. Subject enrollment resumed in July 2020, however, at a rate slower than originally anticipated. In November 2020, we decided to end enrollment of new subjects into the clinical trial as of December 31, 2020. Subjects enrolled in the Phase 2/3 trial prior to December 31, 2020, were randomized to receive 1.9 mg of C213, 3.8 mg of C213, or placebo in a 1:1:1 fashion. The co-primary endpoints of the study are the proportion of patients who achieve pain relief at 15 minutes and the proportion of patients whose pain relief is sustained from 15 minutes to 60 minutes. A total of 42 subjects were randomized in the trial. Of the subjects randomized, 23 subjects treated a cluster attack with C213 and of those who treated, 22 had post-treatment self-reported diary data. Of the treated subjects, eight received placebo, nine received 1.9 mg of C213 and five received 3.8 mg of C213. The percentage of subjects who were positive for both co-primary endpoints (pain relief at 15 minutes and pain relief at

15 minutes sustained to 60 minutes) were 37.5% placebo, 44.4% C213 1.9 mg and 100% C213 3.8 mg. There were five adverse events, all mild in intensity, reported by one placebo subject and three C213 1.9 mg subjects. The number of subjects who treated a cluster attack was not sufficient to perform pre-planned statistical comparisons. We plan to present these results at an upcoming scientific conference.
Our Research Programs
Our internal research and development programs use molecules with established safety and efficacy that are formulated to enable delivery through our proprietary System. In selecting our development candidates, we consider the therapeutic advantage of rapid onset, the size of the market, the level of competition and the commercial value.
Our System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, attached to an adhesive patch. The maximum amount of drug that can be coated on a patch’s microneedle array depends on the active molecule of the drug formulation, the weight of the excipients in the drug formulation, and the coatable surface area of the microneedle array. For example, we use patches with 2cm2, 3cm2 and 6cm2 microneedle arrays. In the placebo-controlled trial for M207, we used two 3cm2 patches to deliver the appropriate dose. Based on our testing, we believe 3.8mg of zolmitriptan could also be coated on a single patch with a 6cm2 microneedle array while maintaining acceptable tolerability. The patch is applied with a hand-held reusable applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The targeted patch wear time is generally thirty to sixty minutes.
We have tested our System in preclinical and clinical proof of concept studies that demonstrated its technical feasibility with multiple compounds, ranging from small molecules to proteins. Based on this research, we believe that our System can be used to deliver treatments for a wide variety of indications in which rapid absorption can enhance onset of efficacy and sustainability of effect. That coupled with ease of use might offer particularly important therapeutic, practical, and commercial advantages over existing options. We are pursuing these programs internally and, in some cases, with certain strategic partners to further the potential clinical and commercial development of such product candidates.
Competition
Competition for our Product Candidates
The development and commercialization of new products to treat migraine and cluster headache is highly competitive. Several key competitive factors have the potential to affect M207, if approved. These include safety, efficacy, convenience, price, the level of generic competition and the availability of coverage and reimbursement from payers and government institutions.
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
Companies marketing products or that have products in development to treat migraine or cluster headache which may compete with our M207 or C213 product candidates include, but are not limited to, Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly & Company, AstraZeneca, Novartis, Allergan, Biohaven Pharmaceuticals, Lundbeck, Amgen, Merck & Co., Pfizer, Janssen Pharmaceutica, Endo International, Assertio, Upsher-Smith Laboratories, Satsuma Pharmaceuticals, Supernus Pharmaceutical, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, electroCore, eNeura, Cefaly, Theranica, Amneal Pharmaceuticals and generic manufacturers of acute and preventive therapies.
Competition in Drug Delivery Platforms
In addition to competition for our product candidates, as we develop opportunities to expand our product pipeline utilizing our drug delivery System, we face additional competition from companies that are developing or that may develop and license drug delivery platforms similar to ours. Such companies include, but are not limited to Kindeva Drug Delivery, Radius Health Inc., Vaxxas Inc., Becton, Dickinson and Company, Vaxess Technologies, Inc., NanoPass Technologies Ltd., Inovio Pharmaceuticals and Noven Pharmaceuticals, Inc.
Manufacturing and Research and Development
The manufacturing process for our System consists of three primary operations: (1) the formation of the microneedle array, involving etching of titanium foil and subsequent array forming, (2) the application of the drug formulation to the microneedle array and (3) the manufacturing of the reusable applicator.

We operate a manufacturing facility in Fremont, California, designed to comply with cGMP and believe we have adequate manufacturing capabilities and capacity to produce our System for initial commercial batches, if M207 is approved. We purchase various components or intermediates of our System from third-party vendors, including titanium foil, active pharmaceutical ingredients and excipients, inner ring, adhesive backing, ring and backing assembly, outer ring and primary and secondary packaging components. We also outsource the manufacturing of our applicators.
We have engaged CMOs to produce commercial supplies of M207. Additional CMOs have been engaged for the production of components that comprise our System and these CMOs are currently building out facilities, installing equipment, and developing and validating the processes necessary to manage commercial operations for M207. If the NDA for M207 is successfully resubmitted and approved by the FDA, we will only be able to produce limited quantities of M207 at our Fremont, California location and we will not be able to produce M207 drug product on our manufacturing equipment at our third-party CMOs without subsequent FDA approvals.
The CRL received from the FDA mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of Zosano’s contract manufacturing facilities were not able to be conducted but that such inspection would be required before the M207 NDA may be approved. In addition, a pre-approval inspection of our Fremont, California facility by the FDA is expected. However, following a March 2022 workforce reduction, we would need to hire additional employees to support any pre-approval inspection.
As of December 31, 2021, our research and development group consisted of 29 employees, located at our headquarters location in Fremont, California. Our research and development staff have broad knowledge and skills in a range of disciplines applicable to formulation of drugs and the design and manufacture of our System. The group has particular expertise in two areas critical to our success: developing drug formulations that can be delivered using our System and optimizing the technology to deliver those drugs.
As part of our workforce reduction in March 2022, the number of research and development employees was reduced to 21, and, as a result, our clinical and pre-commercial manufacturing activities have been curtailed. The goals of our research and development efforts are to identify and develop drugs that can be delivered using our System. For the years ended December 31, 2021 and 2020, we incurred $21.0 million and $21.6 million, respectively, of research and development expense. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for additional detail regarding our research and development activities.
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
As of January 31, 2022, we held exclusive licenses to or owned 18 U.S. patents and had six pending U.S. patent applications, covering key features of our System, such as formulation, methods of treatment, coating, array design, patch anchoring, patch application, delivery, manufacturing and packaging.
We have licensed all of these patents and patent applications from ALZA Corporation, a subsidiary of Johnson & Johnson (“ALZA”), on an exclusive basis for all countries, with the exception of (i) two issued U.S. patents and three pending U.S. patent applications, one pending U.S. provisional patent application and ten foreign (including two European) patent applications covering the formulation of M207, (ii) two U.S. patents and one European patent, and one pending European patent application covering stable glucagon peptide formulations, (iii) one pending international patent application covering transdermal active agent delivery devices having coronavirus vaccine coated microprotrusions, (iv) one pending international patent application covering transdermal drug delivery devices having psilocybin, lysergic acid diethylamide (“LSD”) or 3,4-methylenedioxymethamphetamine (“MDMA”) coated microprotrusions, and (v) one pending U.S. patent application related to methods of determining in vitro dissolution. These patents and patent applications are foundational and apply generally to our product candidates and applicator. Under the terms of the license agreement with ALZA, we are responsible for all development and development costs related to our System. We are also responsible for commercializing our System, including preparing and paying for all related regulatory filings. We are obligated to pay ALZA royalties in the low to mid-single digits on sales by us of products that utilize the intellectual property covered by the licensed patents or any intellectual property that may be developed by us based on certain ALZA know-how or inventions, and to pay ALZA amounts equal to the greater of royalties in the low to mid- single digits on sales by our sublicensees of such products or a percentage in the mid-teens to low twenties of royalties received by us on sales by our sublicensees of such products. We are also obligated to pay ALZA a percentage of non-royalty revenue that we receive from our sublicensees based on sales of such products. The license agreement will terminate upon the expiration of our obligations to make the royalty and other payments described above to ALZA. Additionally, we may terminate the agreement at any time for convenience upon prior written notice to ALZA, and either party may terminate the agreement upon a material breach of the agreement by the other party.
We have filed six pending U.S. patent applications and 11 pending foreign applications covering our single-use applicator and formulations of zolmitriptan, stable glucagon peptide, and applicator devices having coronavirus vaccine, psilocybin, LSD or MDMA-coated microprotrusions. The last of our issued technology platform patents are projected to expire in 2027.
We rely on trade secrets to protect substantial portions of our technology. We generally seek to protect these trade secrets by entering into non-disclosure agreements and other contractual provisions with our employees, consultants and partners, and have restricted access to our manufacturing facilities and other technology.
We have one U.S. registered trademark to Zosano, “ZOSANO PHARMA”, Reg. No. 3705884 and four pending U.S. trademark applications: Trademark App. No. 87851807 for “QNOVIS”, Trademark App. No. 87855458 for “TIZOVIAL”, Trademark App. No. 87855469 for “QIXONTI”, and Trademark App. No. 87855481 for “AXILARIM”.
Government Regulation and Product Approval
United States—FDA Process
The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in the United States and other countries. Our product candidates are subject to regulation by the FDA as a drug/device combination product. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. To facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination of whether a product is a combination product, or two separate products is made by the FDA on a case-by-case basis. In the case of our product candidates, we believe the primary mode of action is attributable to the drug component of the product, which means that the FDA's Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our M207 product candidate.
In the United States, the FDA regulates drugs and devices pursuant to the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. Failure to comply with the applicable United States requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending marketing applications, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.
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
•submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials in the United States may begin;
•approval by an independent institutional review board (“IRB”) or ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials, in accordance with good clinical practice (“GCP”) requirements, to establish the safety and efficacy of the drug for each proposed indication to the FDA’s satisfaction;
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
While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
The FDA has a goal of 60 days from its receipt of an NDA submission to determine whether the application will be accepted for filing based on the agency's threshold determination that such NDA submission is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the NDA submission for filing. Once filed, the FDA reviews NDAs through a two-tiered classification system, standard review and priority review. The FDA endeavors to complete a standard review of an application within ten to twelve months of submission, whereas FDA's goal is to review priority review applications within six to eight months of submission, depending on whether the drug is a new molecular entity.
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
Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured and will not approve the product unless the manufacturing is in compliance with cGMP regulations. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCPs. If the FDA has unresolved questions regarding the submission and does not approve the NDA or if there are significant concerns regarding the manufacturing facilities or clinical trial sites, it will issue a CRL to indicate that the first review cycle for an application is complete and that the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing, or information required for the FDA to reconsider the application. If a CRL is issued, the sponsor must resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.
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
In addition, under the Pediatric Research Equity Act, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of an applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
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

Hatch-Waxman Act
As part of the Drug Price Competition and Patent Term Restoration Act of 1984, the Hatch-Waxman Amendments, which provide alternative pathways to regulatory approval through Sections 505(j) and 505(b)(2) of the FDCA, were enacted. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(j) permits applicants with generic drug products to submit an abbreviated new drug application (“ANDA”) in reliance upon certain preclinical or clinical studies conducted for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. Under these pathways, the FDA may then approve the new product for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by a Section 505(b)(2) applicant.
To the extent that an ANDA or Section 505(b)(2) applicant is relying on studies conducted for an already approved product, which is referred to as the Reference Listed Drug (“RLD”), the applicant is required to certify to the FDA concerning any listed patents in the FDA’s Orange Book publication that relate to the RLD. Specifically, the applicant must certify for all listed patents one of the following certifications: (i) the required patent information has not been filed by the original applicant; (ii) the listed patent already has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product.
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
The Hatch-Waxman Act provides five years of non-patent data exclusivity for new chemical entities which prevents the FDA from accepting ANDA and Section 505(b)(2) applications containing the protected active ingredient until the expiration of the five year market exclusivity. The Hatch-Waxman Act also provides three years of marketing exclusivity for applications containing the results of new clinical investigations (other than bioavailability studies) essential to the FDA's approval of new uses of approved products such as new indications, delivery mechanisms, dosage forms, strengths or conditions of use. Should this occur, the FDA would be precluded from approving any ANDA or 505(b)(2) application that relies on the information supporting the approval of the drug or the change to the drug for which the information was submitted and the exclusivity granted until after that three-year exclusivity period has expired. However, the FDA can accept an application and begin the review process during the three-year exclusivity period.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of two percent (2%) per fiscal year, which went into effect in April 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken.
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

The federal transparency requirements known as the federal Physician Payments Sunshine Act, implemented under the ACA, requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services, information related to payments and other transfers of value to physicians (as defined by statute), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives) and teaching hospitals, and information regarding ownership and investment interests held by physicians and their immediate family members.
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme or making false statements in connection with the delivery of or payment for health care benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
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
Data Privacy and Security Laws
Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation (“GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR, (“UK GDPR”) which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital
As of December 31, 2021, we had 40 employees, all of whom were employed full time and located in the United States, with 37 located at our corporate headquarters in Fremont, California. The majority of our employees are salaried. Of the 40 employees, 29 were focused on research and development activities including pre-clinical, clinical and pre-commercial manufacturing activities and the remainder were focused on general and administrative activities. Four of our employees held doctorate degrees in their respective scientific and pharmaceutical fields. In March 2022, we implemented a workforce reduction impacting approximately 31% of our employees as part of an expense reduction plan. As of the date of this Annual Report on Form 10-K, we have 31 employees. 21 (three of which hold doctorate degrees) are focused on pre-clinical research and development and platform technology activities and the remainder are focused on general and administrative activities. None of our employees are represented by labor unions. Our Code of Ethics provides for equal employment opportunity without discrimination or harassment on the basis of race, color, national origin, religion, sex, age, sexual orientation, disability, or any other status protected by law.
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

Item 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in this Annual Report on Form 10-K and other documents that we file with the U.S. Securities and Exchange Commission (“SEC”), including our financial statements and the related notes thereto. Any of the following risks could have a material adverse effect on our business, operating results, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Any of the following risks and uncertainties are, and will be, exacerbated by COVID-19 pandemic, including any strains or variants of the virus, and any worsening of the global business and economic environment as a result.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need substantial additional funding to fund our operations, and we will not be able to continue as a going concern if we are unable to do so. We will also be forced to delay, reduce or terminate our product development, other operations or commercialization effort.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. As of December 31, 2021, we had an accumulated deficit of $362.1 million and approximately $11.0 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of filing of this Annual Report on Form 10-K.
There is no assurance that additional funds will be obtained for our ongoing operations or that we will succeed in our future operations. In addition, we have issued or reserved substantially all of our available shares of authorized common stock under our certificate of incorporation, and, as a result, our ability to obtain additional funding through equity offerings is limited. Also, the Series F Warrants issued in connection with our February 2022 public offering contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the Series F Warrants. Additionally, our audited financial statements included in this Annual Report on Form 10-K include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern which may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, cash flows, results of operations and prospects. Additionally, the COVID-19 pandemic has caused volatility in the global financial markets and threatened a slowdown in the global economy, which may adversely affect our ability to raise additional capital on attractive terms or at all. A recession, depression or other sustained adverse market event resulting from the spread of COVID-19, including any strains or variants of the virus, may also limit our ability to obtain financing for our operations. The uncertainty regarding our ability to obtain additional capital or meet future liquidity requirements raises substantial doubt about our ability to continue as a going concern.
As described elsewhere in this Annual Report on Form 10-K, we have retained SierraConstellation Partners, LLC as an independent financial advisor to assist in exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and restructuring, amendment or refinancing of existing liabilities. Any potential equity sales will be dependent upon and potentially restricted by available authorized shares. We are also evaluating various alternatives to improve our liquidity, including but not limited to, further reductions of operating and capital expenditures and other contractual obligations. However, there can be no assurances that we will be able to successfully raise capital, improve our financial position and liquidity, restructure our obligations, enter into any asset or equity sale, joint venture or partnership opportunity and/or otherwise achieve any of these objectives.
We have a history of operating losses. We expect to continue to incur losses over the next several years and may never become profitable.
Since inception, we have incurred significant operating losses. For the twelve months ended December 31, 2021, we incurred a net loss of $29.9 million and, as of December 31, 2021, we had an accumulated deficit of $362.1 million. We expect to continue to incur additional significant operating losses and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future if we continue the development of our product candidate, M207, or any other product candidates. These expenditures will be incurred for manufacturing, development, clinical trials, regulatory compliance and infrastructure. Even if we succeed in developing, obtaining regulatory approval for and commercializing M207 or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
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
However, adequate and additional funding may not be available to us on acceptable terms or at all. In addition, we have issued or reserved substantially all of our available shares of authorized common stock under our certificate of incorporation, and, as a result, our ability to obtain additional funding through equity offerings is limited. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends on our common stock.
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
If we are unable to raise additional funds through equity or debt financings or other arrangements with third parties when needed, we may be required to delay, limit, reduce or terminate our development or future commercialization efforts or partner with third parties to develop and market product candidates that we would otherwise prefer to develop and market ourselves. The amount and timing of our future financing requirements will depend on many factors, including:
•the timing of, and costs involved in, obtaining regulatory approvals;
•the scope, progress, expansion, and costs of manufacturing our product candidates;
•the type, number, costs, and results of the product candidate development programs which we are pursuing or may choose to pursue in the future;
•our ability to establish and maintain development partnering arrangements;
•the scope, progress, expansion, costs, and results of any clinical trials;
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
•transfer or dispose of financed equipment;

•acquire or merge with another entity; and
•engage in a transaction that would constitute 50% or more in change in control.
Our indebtedness to Trinity may prevent us from engaging in activities that could be beneficial to our business and our stockholders unless we repay the outstanding obligation, which may not be desirable or possible.
We have pledged substantially all of our assets, including our intellectual property, to secure our obligations to Trinity. In addition, under the terms of the build-to-suit arrangement as amended in March 2022, we are required to maintain cash in an amount equal to three times the remaining aggregate amount of rent due to Trinity under the build-to-suit arrangement. If we default on our obligations prior to repaying this indebtedness and are unable to obtain a waiver for such default, Trinity would have a right to accelerate our payments under the build-to-suit arrangement, as applicable, and possibly foreclose on the collateral, which would potentially include our intellectual property. Any such action on the part of Trinity would significantly harm our business and our ability to operate.
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
Our operations continue to be focused on pre-commercialization efforts for M207, developing and securing our proprietary technology and pursuing opportunities internally and, in some cases, with certain strategic partners to further the potential clinical and commercial development of product candidates where we believe our System may offer advantages.
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
From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.
From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, topline or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.
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
On October 20, 2020, we received a complete response letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our trials and inadequate pharmacokinetic (“PK”) bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing and/or critical subcontractor facilities were not able to be conducted before the FDA's goal date for completing its review of the original NDA, but that such inspections would be required and would have to be conducted before the application may be approved. In addition, a pre-approval inspection of our Fremont, California facility by the FDA is expected. However, following a March 2022 workforce reduction, we would need to hire additional employees to support any pre-approval inspection.
On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA and, in February 2021, we received the final meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information which was included in the proposed study protocol submitted to the FDA for review. After receipt of FDA comments and recommendations to our proposed PK study protocol for M207, we made the recommended changes and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA.
On October 4, 2021, we announced that we had received preliminary top-line results from the PK study and had been granted a Type C written response-only meeting with the FDA regarding the resubmission of the M207 NDA. On October 25, 2021, we received full data tables from our PK study, which were consistent with the previously announced preliminary top-line results. On October 27, 2021, we submitted a briefing package to the FDA in advance of the Type C written-response-only meeting previously granted by the FDA to obtain feedback on our strategy for resubmitting the M207 505(b)(2) NDA.

We received Type C written responses from the FDA with respect to our strategy for resubmitting the M207 505(b)(2) NDA, which, among other things, noted concerns regarding our approach for establishing a PK bridge to ZOMIG® nasal spray (NDA 21-450) (the “Listed Drug”) through comparisons across multiple PK studies of M207, particularly Study CP-2019-002, which included PK outliers.
On January 18, 2022, we resubmitted our NDA to the FDA. In line with our previously disclosed resubmission strategy, the NDA was resubmitted under Section 505(b)(2) of the Food, Drug, and Cosmetic Act. The 505(b)(2) submission relies on the FDA’s findings of safety and efficacy of the Listed Drug. The resubmitted NDA relied primarily on data from the recently completed Phase 1 PK study (CP 2021-001), along with previous PK studies evaluating M207 (CP-2018-002 and CP-2019-002), with the goal of establishing comparative bioavailability to the Listed Drug.
On February 17, 2022, we received a response letter from the FDA with regard to our January 18, 2022 NDA resubmission. The response letter stated that the FDA did not consider the resubmitted M207 NDA to be a complete response to the deficiencies identified in the FDA’s October 20, 2020 CRL, and that the FDA will not begin substantive review of the application until a complete response is received. Among other things, the FDA’s response letter stated that our strategy for establishing a PK bridge to the Listed Drug by relying primarily on data from the Study CP-2021-001 was not acceptable, due in part to differences between the design of Study CP-2021-001, which compared the PK of M207 to two sequential doses of the Listed Drug, and the criteria for re-dosing set forth in the labeling instructions for the Listed Drug. The FDA’s response letter described alternative methods through which we may establish a PK bridge to the Listed Drug, including: (i) by demonstrating bioequivalence to the Listed Drug using standard criteria for all PK exposure metrics, including through a combination of relevant PK data and modeling or simulation procedures; or (ii) by conducting a relative bioavailability study in healthy volunteer subjects. We are continuing to evaluate our next steps in relation to the FDA’s response letter. There is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. In addition, if the FDA does not allow us to resubmit our M207 NDA using our existing PK data comparing ZOMIG® nasal spray and patches produced on manufacturing equipment at our Fremont, California facility that also produced patches for our long-term safety study, then the approval pathway for M207 will likely take significantly longer than expected, cost significantly more than anticipated, and may not be successful.
We have incurred and will incur additional costs and delays in our previously anticipated timeline for potential commercialization due to the additional PK study and the FDA’s response to our January 18, 2022 NDA resubmission, and we may incur higher than anticipated additional costs should any additional studies or other requirements be required by the FDA.
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
The Long-term Safety Study (“LTSS”) for M207 was an important step in the development of M207. If the results from the study do not establish the safety of M207 to the FDA's satisfaction, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
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
We are seeking FDA approval through the 505(b)(2) regulatory pathway for our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
If the FDA does not allow us or any partner with which we collaborate to pursue the 505(b)(2) regulatory pathway for our product candidates, we or they may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. If this were to occur, we or they will need to successfully complete additional Phase 2 and/or Phase 3 clinical trials and submit to the FDA for approval one or more NDAs in order to obtain FDA approval to market our product candidates. The time and financial resources required to obtain FDA approval for our product candidates would likely substantially increase. The conduct of later-stage clinical trials and the submission of a successful NDA is a complicated process. To date, we have conducted only one Phase 2/3 clinical trial and the LTSS of M207. In addition, we have limited experience in preparing and submitting regulatory filings, and other than the NDA for M207, we have not previously submitted an NDA for any product candidate. Consequently, the completion of our clinical trials for M207 for the potential treatment of migraine may not lead to a successful NDA submission. As discussed above, we received a CRL from the FDA in response to the M207 NDA. In addition, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to an NDA submission for any other product candidate we may develop in the future.
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
In addition, we, the FDA, or other regulatory authorities and ethics committees with jurisdiction over our studies may terminate or suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA or other authorities find deficiencies in our regulatory submissions or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for any future clinical trials. Any such unexpected expenses or delays in our clinical trials could increase our need for additional capital, which may not be available on favorable terms or at all.
If we are required to conduct additional clinical trials or other testing of our product candidates, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these clinical trials or tests are not positive or are only modestly positive and/or if there are safety concerns, we may:
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
The COVID-19 pandemic, including any strains or variants of the virus, could adversely impact our business, including any clinical trials.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, where we have planned or have ongoing preclinical studies and clinical trials. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities have been closed and production has been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. If COVID-19, including any strains or variants of the virus, continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:
•delays in receiving approval from local regulatory authorities to initiate any clinical trials;
•delays or difficulties in enrolling subjects in any clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in clinical sites receiving the supplies and materials needed to conduct any clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which any clinical trials are conducted, which may result in unexpected costs, or the discontinuation of such clinical trials altogether;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of any clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
•risk that participants enrolled in any clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
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
The COVID-19 pandemic continues to evolve. The extent to which the pandemic impacts our business, preclinical studies and any clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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
We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs, or modifications to approved drugs, to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government shut down and certain regulatory agencies, such as the FDA, had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions or conduct necessary site inspections, including any such inspections that may be required for the FDA to review any NDA resubmission for M207, which could have a material adverse effect on our business.
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
If M207 is approved, we expect that we will only be able to produce limited quantities of M207 at our Fremont, CA location and we will not be able to produce M207 drug product on our manufacturing equipment at our third-party CMOs without obtaining subsequent FDA approvals, which may require us to conduct additional clinical studies and incur significant time and cost, and we may not be successful. If we are unable to manufacture M207 on our manufacturing lines at our CMOs, it will limit our product availability and materially adversely impact our business.
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
We have limited experience manufacturing our product candidate, M207, and other product candidates, and to date have only manufactured our product candidates for our clinical trials. If M207 is approved, we will need to scale up our own capabilities and/or those of our CMOs to support the production of commercial level quantities of our product candidate, which may require expensive process improvements.
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
There is a limited number of third-party service providers that specialize or have the expertise required to achieve our business objectives. In particular, there would be a significant increase in clinical trial expenses, including adopting a new electronic data capture platform or other technology platforms, the need to enter into new contracts and costs associated with the transfer of data, as well as an increased risk of the loss of data. Identifying, qualifying and managing performance of third-party service providers can be difficult, time-consuming and may cause delays in our development programs. These investigators and CROs will not be our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be adversely affected. Moreover, the FDA requires us to comply with standards, commonly referred to as GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we, our CRO or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Upon inspection, the FDA may determine that our clinical trials did not comply with GCPs. In addition, our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, our clinical trials may be delayed, or we may be required to repeat such clinical trials, which would delay the regulatory approval process.
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
Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund our expenses. We may seek to collaborate with third parties for certain of our development programs, and for the commercialization of our product candidates, if approved. For example, in August 2020, we entered into a commercialization agreement with Eversana for the commercialization of M207, if approved by the FDA. See the risk factor titled “We have no experience selling, marketing or distributing approved product candidates and have no internal capabilities to do so, and will rely on Eversana and other third parties for the commercialization of M207, and we and they may not be able to effectively market, sell and distribute M207, if approved” for additional information regarding our agreement with Eversana.
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
We currently have no internal sales, marketing or distribution capabilities. Even if M207 is approved by the FDA, we may not be able to effectively market and distribute M207. We have engaged Eversana to conduct agreed commercialization activities, and to utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for M207. Eversana may be unable to identify and retain suitable candidates to fill our direct sales force needs, on our expected launch timeframe or otherwise. To the extent we and Eversana are not successful in retaining qualified sales and marketing personnel, we may not be able to effectively market M207. Further, there can be no assurance that the capabilities of Eversana will be effective in marketing and selling M207, or that their personnel will be more effective than an internally developed sales organization. In addition, under the amended master services agreement, either party could terminate our agreement, including the obligation to provide a revolving credit facility, because we did not receive FDA approval of the NDA by December 31, 2021. However, neither party exercised its right to terminate the agreement due to not receiving FDA approval by December 31, 2021. Eversana can also terminate the agreement under certain additional circumstances, including if net profits are not realized within a specified time period following commercial launch, for material breach of the agreement by us that is not cured within a defined time period, for our insolvency, if M207 is subject to a safety recall in the United States or if M207 is not commercially launched within a specified time period after FDA approval of the NDA. Also, in connection with the amendment of the master services agreement in September 2021, we and Eversana agreed that if the NDA is approved, the deferral mechanism, payment terms and loan terms in the master services agreement will be adjusted as mutually agreed by both parties. There is no guarantee that we and Eversana will reach an agreement on the deferral mechanism, payment terms and loan terms. If we and Eversana fail to hire, train, retain and manage qualified sales personnel, market our product successfully or on a cost-effective basis or otherwise terminate our relationship, our ability to generate revenue will be limited and we will need to identify and retain an alternative organization, or develop our own sales and marketing capability. In such an event, we would have to invest significant amounts of financial and management resources to develop internal sales, distribution and marketing capabilities. This could involve significant delays and costs, including the diversion of our management’s attention from other activities. We may also need to retain additional consultants or external service providers to assist us in sales, marketing and distribution functions, and may be unsuccessful in retaining such services on acceptable financial terms or at all.
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
We intend to pursue FDA approval for M207 and potential future product candidates under Section 505(b)(2) of the FDCA. Such submissions involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for M207 or any other product candidates under Section 505(b)(2).
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state laws and regulations, such as state anti-kickback and false claims laws and analogous non-U.S. fraud and abuse laws and regulations, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the State of California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. Additionally, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions.
Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing personal data of individuals within the EEA. The GDPR also provides that EU and EEA member states may make their own further laws and regulations, which may impose more limitations, including in relation to the processing of genetic, biometric or health data. This may result in differences between member state laws, limit our ability to use and share personal data, cause our costs to increase, and/or harm our business and/or financial condition. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020 by the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the United Kingdom SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.
Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. These new laws and any other future legislative or policy changes may result in additional reductions in Medicare and other healthcare funding, which may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our out-licensed products and product candidates (if and when approved) and accordingly, our financial results.
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
Legislation or other changes in tax laws could lead to or increase our tax liability and adversely affect our after-tax profitability. For example, on March 27, 2020 and December 27, 2020, the United States enacted the CARES Act and the Consolidated Appropriation Act (“CAA”), respectively, as a result of the Coronavirus pandemic, which contain, among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. At this time, we do not anticipate that the CARES Act or CAA will have a material impact on our financial statements; however, the future impact of these laws and any other future changes in tax law on holders of our common stock is uncertain and could adversely affect our business and financial condition.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income or tax liability may be limited. We have experienced such ownership changes in the past (and derecognized certain deferred tax assets as of December 31, 2021 in connection with ownership changes we determined had occurred prior to such date), and we may experience a Section 382 or 383 ownership change as a result of our February 2022 offering as well as other ownership changes in the future as a result of future offerings and/or subsequent shifts in our stock ownership, some of which may be outside our control. Because our ability to use our net operating loss carryforwards and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes.
RISKS RELATED TO EMPLOYEE MATTERS, OUR OPERATIONS AND MANAGING GROWTH
We rely on key executive officers and qualified personnel and their knowledge of our business and technical expertise would be difficult to replace.
We are highly dependent on the technical, financial and business development expertise of our executive officers and other employees at our Fremont, California facility. A number of the employees terminated pursuant to our March 2022 workforce reduction had extensive knowledge of our technology and manufacturing processes, and the loss of technical expertise incurred as a result of this workforce reduction, including, but not limited to, clinical and pre-commercial manufacturing expertise, will result in delays in product development and diversion of management resources. In addition, if we are not able to adequately retain our officers or train and retain remaining staff at our Fremont, California facility, our ability to resubmit our NDA, obtain FDA approval and commercialize M207, if approved, will be impacted and our business will be materially adversely affected.

On October 22, 2021, Hayley Lewis resigned as our Senior Vice President, Operations. We cannot guarantee that we will not face similar turnover in the future, and our March 2022 workforce reduction is expected to make it more difficult to retain our existing employees. We do not have “key person” life insurance policies for any of our officers. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any transition and the time and management attention needed to fill any vacant role could disrupt our business.
If we are unable to hire additional qualified personnel, our ability to grow our business may be harmed.
If we resume hiring, we will need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. In March 2022, we reduced our workforce by approximately 31%. This workforce reduction may make it more difficult to hire any additional employees in the future. Attracting and retaining qualified personnel will be critical to our success.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through March 16, 2022, for example, our stock has traded in a range with a low of $0.113 and a high of $25.70. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
•sales of our common stock, including sales by our directors and officers or specific stockholders; and
•issuances of our common stock pursuant to the exercise of outstanding warrants.

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
We and certain of our current and former executive officers were named as defendants in a securities class action lawsuit, and a related shareholder derivative lawsuit was filed. Although both of these lawsuits have ended, defending against any future lawsuits could cause us to incur substantial costs and divert management's attention, financial resources and other company assets.
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
On February 9, 2021, a stockholder filed a derivative action, purportedly on behalf of Zosano (named as a nominal defendant), against certain of our current and former executive officers and directors in the United States District Court for the District of Delaware: Gensemer v. Lo, et al., Case No. 1:21-cv-00168 (the “Derivative Action”). The complaint alleged breaches of the defendants’ fiduciary duties as our directors and/or officers, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act. The plaintiff sought damages, restitution, interest, attorneys’ fees and costs, and other unspecified relief. Pursuant to stipulation of the parties, on March 24, 2021, the court entered an order staying the Derivative Action, including all deadlines, conferences and hearings, until the final resolution of our motion to dismiss in the Securities Action, including through any amendments and/or appeals. On October 18, 2021, the plaintiff elected to voluntarily dismiss the Derivative Action without prejudice, with each side bearing their own costs and fees. The dismissal was approved by the Court on October 19, 2021, ending the Derivative Action.
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
On June 1, 2021, we received a written notice from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), we were provided a period of 180 calendar days, or until November 29, 2021, to regain compliance with the minimum bid price requirement. On November 30, 2021, we received a written notice from Nasdaq (the “November Notice”) stating that, although we had not regained compliance with the minimum bid price requirement by November 29, 2021, in accordance with Listing Rule 5810(c)(3)(A), we were eligible for an additional 180 calendar day period, or until May 30, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. The November Notice has no effect on the listing or trading of our common stock at this time, and we currently plan to seek the approval of our stockholders to implement a reverse stock split to regain compliance with the minimum bid price requirement. There is no assurance that we will be able to obtain approval of our stockholders to implement the reverse stock split or regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.
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
As of the date of this Annual Report, we had outstanding warrants to purchase 59.7 million shares of our common stock. We may find it more difficult to raise additional capital while these warrants are outstanding. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants. In addition, sales of shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock, and exercise of the warrants may cause dilution in the interests of other stockholders as a result of the additional common stock that would be issued upon exercise. Moreover, the Series F Warrants issued in connection with our February 2022 public offering contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the Series F Warrants. Any downward adjustment of the exercise price for the Series F Warrants would result in us receiving less proceeds than we otherwise would and could result in potential dilution to our stockholders if such warrants were then exercised.
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
GENERAL RISK FACTORS
Our business and operations may suffer in the event of computer system failures or security breaches.
Despite the implementation of security measures, our information technology systems, and those of our CROs and other third-parties on which we rely, are vulnerable to damage from computer viruses and malware (e.g., ransomware), unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development and manufacturing programs. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party service providers and vendors may or could have access to our confidential information. Our third-party service providers have experienced such attacks and we and our third-party service providers may experience attacks in the future. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage.
Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. It is possible that a cybersecurity attack might not be noticed for some period of time. The occurrence of a cybersecurity attack or incident could result in business interruptions from the disruption of our information technology systems, or negative publicity resulting in reputational damage with our shareholders and other stakeholders and/or increased costs to prevent, respond to or mitigate cybersecurity events. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. A successful cybersecurity attack or other data security incident could result in the misappropriation and/or loss of confidential or personal information, create system interruptions, or deploy malicious software that attacks our systems. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable data privacy and security law and regulations. We would be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed.
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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is publicly traded and listed on the Nasdaq Capital Market under the symbol “ZSAN”.
Holders of Common Stock
As of March 14, 2022, there were 13 holders of record of our common stock based on information furnished by Computershare Trust Company, NA, the transfer agent for our securities. The number of beneficial stockholders is substantially greater than the number of holders of record as a large portion of our common stock is held through brokerage firms.
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
Recent Sale of Unregistered Securities
Inducement Grant Award
On November 29, 2021, we granted a stock option to purchase 220,000 shares of our common stock to a new employee as an inducement award. The stock option has an exercise price of $0.59 per share, which is equal to the closing price of our common stock on the grant date. 25% of the shares underlying the option will vest on November 29, 2022, and 1/48th of the total shares will vest monthly thereafter, subject to continued service. The award was approved in accordance with Nasdaq Listing Rule 5635(c)(4). We intend to file a registration statement on Form S-8 to register the shares of common stock underlying these options prior to the time at which these options become exercisable.
We did not sell any other unregistered equity securities during the period covered by this Annual Report on Form 10-K that have not already been reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.
Item 6. RESERVED

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
Overview
Zosano Pharma Corporation is a clinical-stage biopharmaceutical company focused on providing rapid systemic administration of therapeutics and other bioactive molecules to patients using our proprietary transdermal microneedle system (the “System”). Our System is designed to facilitate rapid drug absorption into the bloodstream, and to provide an improved pharmacokinetic (“PK”) profile compared to original dosage forms. The System consists of a 3cm2 to 6cm2 array of titanium microneedles approximately 200-350 microns in length, coated with a hydrophilic formulation of drug, mounted on an adhesive patch. The patch is designed to be applied with a reusable hand-held applicator that presses the microneedles into the skin to a uniform depth in each application, close to the capillary bed, allowing for dissolution and absorption of the drug, but not deep enough to contact the nerve endings in the skin. The microneedles are designed to penetrate the stratum corneum in an effort to allow the drug to be absorbed into the microcapillary system of the skin. We are focused on developing products for indications in which we believe rapid onset, ease of use and product stability may offer significant therapeutic and practical advantages, and on developing products where we believe rapid administration of approved drugs with established safety and efficacy profiles could provide an increased benefit to patients, in markets where patients remain underserved by existing therapies. We anticipate that many of our current and future development programs may enable us to utilize a regulatory pathway in the United States that would streamline clinical development and potentially reduce the amount of clinical data we need to obtain prior to seeking FDA approval.
We have no product sales to date, and we will not have product sales unless and until we receive approval from the FDA, or equivalent foreign regulatory bodies, to market and sell our product candidates. Accordingly, our success depends not only on the development, but also on our ability to finance the development of each of our product candidates. We will require substantial additional funding to complete development and seek regulatory approval for these products. In addition, our clinical and pre-commercial manufacturing activities have been curtailed following our March 2022 workforce reduction.
M207 for Migraine
Our development efforts are currently focused on our product candidate, M207, our proprietary formulation of zolmitriptan delivered utilizing our System. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. M207 was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. M207 is designed to provide rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal (“GI”) tract.
We submitted a 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our trials and inadequate PK bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing and/or critical subcontractor facilities were not able to be conducted before the FDA's goal date for completing its review of the original NDA, but that such inspections would be required and would have to be conducted before the application may be approved. In addition, a pre-approval inspection of our Fremont, California facility by the FDA is expected. However, following a March 2022 workforce reduction, we would need to hire additional employees to support any pre-approval inspection.

On January 29, 2021, we held a Type A meeting with the FDA Division of Neurology II (the “Division”) regarding the requirements for resubmission of the M207 NDA and, in February 2021, we received the final meeting minutes from the FDA. The Type A meeting minutes were generally consistent with our expectations to conduct an additional PK study for inclusion in an NDA resubmission package. In a post-meeting comment, the FDA recommended a skin assessment on patients in the PK study to generate additional safety information, which was included in the proposed study protocol submitted to the FDA for review. After the receipt of FDA comments and recommendations to our proposed PK study protocol for M207, we made the recommended changes and established an agreement with a contract research organization to conduct the PK study required to support the resubmission of the M207 505(b)(2) NDA.
On October 4, 2021, we announced that we had received preliminary top-line results from the PK study and had been granted a Type C written response-only meeting with the FDA regarding the resubmission of the M207 NDA. On October 25, 2021, we received full data tables from our PK study, which were consistent with the previously announced preliminary top-line results. On October 27, 2021, we submitted a briefing package to the FDA in advance of the Type C written-response-only meeting previously granted by the FDA to obtain feedback on our strategy for resubmitting the M207 505(b)(2) NDA.
We received Type C written responses from the FDA with respect to our strategy for resubmitting the M207 505(b)(2) NDA, which, among other things, noted concerns regarding our approach for establishing a PK bridge to ZOMIG® nasal spray (NDA 21-450) (the “Listed Drug”) through comparisons across multiple PK studies of M207, particularly Study CP-2019-002, which included PK outliers.
On January 18, 2022, we resubmitted our NDA to the FDA. In line with our previously disclosed resubmission strategy, the NDA was resubmitted under Section 505(b)(2) of the Food, Drug, and Cosmetic Act. The 505(b)(2) submission relies on the FDA’s findings of safety and efficacy of the Listed Drug. The resubmitted NDA relied primarily on data from the recently completed Phase 1 PK study (CP 2021-001), along with previous PK studies evaluating M207 (CP-2018-002 and CP-2019-002), with the goal of establishing comparative bioavailability to the Listed Drug.
On February 17, 2022, we received a response letter from the FDA with regard to our January 18, 2022 NDA resubmission. The response letter stated that the FDA did not consider the resubmitted M207 NDA to be a complete response to the deficiencies identified in the FDA’s October 20, 2020 CRL, and that the FDA will not begin substantive review of the application until a complete response is received. Among other things, the FDA’s response letter stated that our strategy for establishing a PK bridge to the Listed Drug by relying primarily on data from the Study CP-2021-001 was not acceptable, due in part to differences between the design of Study CP-2021-001, which compared the PK of M207 to two sequential doses of the Listed Drug, and the criteria for re-dosing set forth in the labeling instructions for the Listed Drug. The FDA’s response letter described alternative methods through which we may establish a PK bridge to the Listed Drug, including: (i) by demonstrating bioequivalence to the Listed Drug using standard criteria for all PK exposure metrics, including through a combination of relevant PK data and modeling or simulation procedures; or (ii) by conducting a relative bioavailability study in healthy volunteer subjects. We are continuing to evaluate our next steps in relation to the FDA’s response letter. There is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. In addition, if the FDA does not allow us to resubmit our M207 NDA using our existing PK data comparing ZOMIG® nasal spray and patches produced on manufacturing equipment at our Fremont, California facility that also produced patches for our long-term safety study, then the approval pathway for M207 will likely take significantly longer than expected, cost significantly more than anticipated, and may not be successful.
We have incurred and will incur additional costs and delays in our previously anticipated timeline for potential commercialization due to the additional PK study and the FDA’s response to our January 18, 2022 NDA resubmission, and we may incur higher than anticipated additional costs should any additional studies or other requirements be required by the FDA.
If FDA approval is ultimately received, we plan to manufacture a limited supply of commercial product at our facility in Fremont, California, which is designed to comply with the FDA's current good manufacturing practices (“cGMP”) regulations on a timeline yet to be determined. We will also rely on various Contract Manufacturing Organizations (“CMOs”) to produce various components of our product, our applicator and final packaging of the finished product. If M207 is approved, we and our CMOs will be required to produce commercial supply of M207 in accordance with cGMP regulations. Should M207 be approved, we may consider expanding production through the use of CMOs for drug product as well as for production of the various components that comprise our patch, our applicator and the final packaging of the finished product. However, we will not be able to produce M207 drug product on our manufacturing equipment at our third-party CMOs without subsequent FDA approvals, which may require us to conduct additional clinical studies and incur significant time and cost. We do not anticipate realizing product revenues unless and until the FDA approves the M207 NDA and we begin commercializing M207, which events may never occur.

Eversana Agreement
On August 6, 2020, we entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of M207 in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, we maintain ownership of the M207 NDA as well as all legal, regulatory and manufacturing responsibilities for M207. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for M207. Eversana will receive reimbursement of certain commercialization costs pursuant to a commercialization budget originally estimated at approximately $250.0 million and a low double digit to mid-teen percentage of product profits if and when our net sales of M207 surpass certain costs incurred by the parties pursuant to the commercialization budget.
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the M207 NDA. We may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if we decide to discontinue development or commercialization efforts for M207 in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control. Either party could terminate the Eversana Agreement if FDA approval was not received by July 31, 2021, if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if M207 is subject to a safety recall in the United States or if M207 is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement).
In addition, under the Eversana Agreement, following FDA approval of the M207 NDA, Eversana agreed to provide a revolving credit facility of up to $5.0 million (the “Credit Facility”) to us pursuant to a loan agreement to be entered into between Eversana and us on a subsequent date. The loan will bear interest at an annual rate equal to 10.0%, to be paid monthly, and we will be able to prepay any amounts borrowed under the Credit Facility at any time without penalty or premium. The Credit Facility will be secured by substantially all of our assets, subject to prior liens and security interests.
On September 28, 2021, we entered into Amendment No. 1, effective as of September 29, 2021 (the “Eversana Amendment”), to the Eversana Agreement, which modified the provision in the Eversana Agreement that provided for termination by either party of the Eversana Agreement if FDA approval was not received by July 31, 2021 to December 31, 2021, with written notice within sixty days of such date. In addition, the Eversana Amendment provides that if the NDA is approved, the deferral mechanism, payment terms and loan terms in the Eversana Agreement will be adjusted as mutually agreed by both parties. Neither party exercised its right to terminate the Eversana Agreement due to FDA approval not being received by December 31, 2021.
We currently have no internal sales, marketing or distribution capabilities and we plan to rely on Eversana and other third parties for the commercialization of M207, if approved.
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
Stock-Based Compensation
We have equity incentive plans under which various types of equity-based awards including, but not limited to, non-qualified stock options and restricted stock awards, may be granted to employees, non-employee directors, and non-employee consultants. Our equity incentive plans also allow incentive stock options to be awarded to employees and, beginning in 2021, we have granted options and restricted stock awards to certain employees which vest based on the achievement of certain metrics. We have also awarded inducement grants to purchase common stock to new employees outside the existing equity incentive plans in accordance with Nasdaq listing rule 5635(c)(4).
We account for stock-based compensation based on the fair value of the stock-based awards on the date of grant. The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the grantee’s requisite service period. The fair value of awards which vest based on the achievement of certain metrics is recognized over the expected service period only when the achievement of the metrics is considered probable. Due to the lack of historical exercise data to provide a reasonable basis upon which to estimate an expected term, we have opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term of the award to estimate the expected term. We recognize the impact of stock option forfeitures on stock-based compensation expense in the period the award is forfeited.
Financial Operations Overview
General
As of December 31, 2021, we had an accumulated deficit of approximately $362.1 million. We have incurred significant losses and expect to incur significant losses in the foreseeable future. We will require additional capital to undertake our planned research and development activities, pre-commercialization activities, and to meet our operating requirements in and beyond 2022.
We have retained SierraConstellation Partners, LLC, as an independent financial advisor to assist in exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and restructuring, amendment or refinancing of existing liabilities. Any potential equity sales will be dependent upon and potentially restricted by available authorized shares. We are also evaluating various alternatives to improve our liquidity, including but not limited to, further reductions of operating and capital expenditures and other contractual obligations. In March 2022, we implemented a workforce reduction impacting approximately 31% of our employees as part of an expense reduction plan. We expect to incur severance costs related to the workforce reduction of approximately $0.1 million in the first quarter of 2022.
However, there can be no assurances that we will be able to successfully raise capital, improve our financial position and liquidity, restructure our obligations, enter into any asset or equity sale, joint venture or partnership opportunity and/or otherwise achieve any of these objectives. If we are not successful in obtaining additional capital, we may be required to further reduce our operating expenses and suspend, delay or reduce the scope of our M207 development program, out-license intellectual property rights to our transdermal delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
We expect our pre-commercialization expenses related to our M207 product candidate will increase if we continue to advance this program towards regulatory approval and, if approved, commercialization. We are evaluating next steps in relation to the FDA’s response letter as part of our financial and strategic planning; however, current available resources will not enable continued pursuit of FDA approval in the event an additional study is required to continue to pursue FDA approval of M207. Because of the numerous risks and uncertainties associated with our technology and drug development, we cannot forecast with any degree of certainty the timing or amount of expenses incurred or when, or if, we will be able to achieve profitability. We do not anticipate realizing product revenues unless and until the FDA approves our M207 NDA and we begin commercializing M207, which may never occur.
We are actively seeking opportunities to evaluate collaborations with strategic partners to further the clinical and commercial development of our technology. We cannot forecast with any degree of certainty if we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue for M207 or any other potential future use of our technology or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion of costs of our research and development projects or if, when and to what extent we will generate revenue from their commercialization and sale. Additionally, a future collaborative partner may only be interested in applying our technology in the development and advancement of their own product candidates.
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

Service revenue
Service revenue is related to feasibility studies in which we provide research and development services to customers to determine the feasibility of using our System in connection with the customers’ pharmaceutical agents. In the years ended December 31, 2021 and 2020, we recognized revenue on agreements with three and two pharmaceutical companies, respectively, for such studies. Subsequent to the successful completion of all of our development responsibilities, one such agreement, with Mitsubishi Tanabe Pharma Corporation, ended in 2021 as Mitsubishi Tanabe Pharma Corporation determined that they would not continue with the in vivo portion of the study. We expect service revenue to fluctuate based on the volume and activity of feasibility studies.
Cost of service revenue
Cost of service revenue consists of personnel and material costs associated with feasibility studies. In 2021 and 2020, we incurred costs related to three and two such studies, respectively. We expect cost of service revenue to fluctuate based on the volume and activity of feasibility studies.
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
In the year ended December 31, 2021, our research and development efforts and resources focused primarily on advancing the development of M207.
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

Results of Operations
Comparison of the year ended December 31, 2021 and 2020

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(In thousands)
Service revenue	$785	$224	$561	250%
Operating expenses:
Cost of service revenue	$796	$171	$625	365%
Research and development	$20,974	$21,622	$(648)	(3)%
General and administrative	$10,547	$11,189	$(642)	(6)%

Other income (expense):
Interest income	$3	$18	$(15)	(83)%
Interest expense	$(189)	$(719)	$530	(74)%
Other income (expense), net	$1,793	$90	$1,703	*

* Not meaningful.
Service revenue
In 2021 and 2020, service revenue related to agreements with three and two pharmaceutical companies, respectively, for feasibility studies. We expect service revenue to fluctuate based on the volume and activity of feasibility studies.
Cost of service revenue
In 2021 and 2020, cost of service revenue related to three and two feasibility studies, respectively. We expect cost of service revenue to fluctuate in 2022 based on the volume and activity of feasibility studies.
Research and development expenses
Research and development expenses decreased approximately $0.6 million, or 3%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily due to $1.4 million of lower full-time and temporary employee costs due to decreased headcount and employee expenses classified as cost of service revenue and $0.4 million of lower clinical supplies and materials, offset by $0.8 million of clinical trial costs associated with our 2021 PK study and $0.4 million of additional depreciation related to assets placed into service at our CMOs.
General and administrative expenses
General and administrative expenses decreased approximately $0.6 million, or 6%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The decrease was primarily due to a decrease of $0.5 million in market research activities and other professional service fees and $0.3 million in lower employee and consulting costs, offset by an increase of $0.2 million in insurance costs.
Other income and expense
Interest income. For the years ended December 31, 2021 and 2020, interest income resulted primarily from interest recognized related to our cash and cash equivalents. The decrease for the year ended December 31, 2021 as compared to the same period in 2020 resulted primarily from lower interest rates.
Interest expense. For the years ended December 31, 2021 and 2020, interest expense consisted primarily of interest and amortization of debt discount. The decrease in interest expense resulted from lower outstanding balances on our build-to-suit obligation with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) and increased capitalization of a portion of interest paid to Trinity as construction-in-progress.
Other income (expense). Other income (expense), net consists of miscellaneous income and expenses that are not included in other categories of the statement of operations. For the year ended December 31, 2021, other income (expense), net consisted primarily of a gain on the forgiveness of our Paycheck Protection Program loan.

Income Taxes
As of December 31, 2021, we had deferred tax assets of $39.4 million and deferred tax liabilities of $0.9 million. The deferred tax assets primarily consisted of federal and state tax net operating losses and research and development tax credit carryforwards. Due to uncertainties surrounding our ability to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our net deferred tax assets. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $137.1 million and state net operating loss carryforwards of approximately $42.4 million. As of December 31, 2020, we had federal net operating loss carryforwards of approximately $106.5 million and state net operating loss carryforwards of approximately $25.8 million. If not utilized, certain federal net operating loss carryforwards incurred before January 1, 2018, will expire beginning in 2026, and state net operating loss carryforwards will expire beginning in 2028. The federal net operating losses incurred in 2018 and beyond do not expire.
As of December 31, 2021, we had federal and state research and development credit carryforwards of approximately $1.0 million and $6.3 million, respectively. As of December 31, 2020, we had federal and state research and development credit carryforwards of approximately $0.5 million and $6.0 million, respectively. If not utilized, the federal tax credits will begin to expire in 2040 and state tax credits currently do not expire.
Utilization of net operating loss carryforwards and research and development credit carryforwards may also be subject to an annual limitation due to the ownership change limitations. These annual limitations may result in the expiration of the net operating loss carryforwards and research and development credit carryforwards before utilization. We have performed an analysis under Internal Revenue Code Sections 382 and 383 to determine the amount of our net operating loss carryforwards and research and development credit carryforwards that will be subject to annual limitation. As a result of the analysis, a portion of the net operating loss carryforwards and research and development credit carryforwards were derecognized due to the annual limitation. While our analysis indicated there was no ownership change under IRC Sections 382 and 383 during 2021, we may experience a Section 382 or 383 ownership change as a result of our February 2022 offering. If this is the case, additional portions of the net operating loss carryforwards and research and development credit carryforwards will be derecognized.
On March 27, 2020 and December 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriation Act (“CAA”), respectively, as a result of the COVID-19 pandemic, which contain, among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We have evaluated the current legislation and at this time, do not anticipate that the tax provisions in the CARES Act or CAA will have a material impact on our financial statements.
Liquidity and Capital Resources
Our liquidity and capital resources are summarized as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$11,043	$35,263
Working capital*	$476	$21,205
Accumulated deficit	$(362,115)	$(332,190)

* We define working capital as current assets less current liabilities. See our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for further details regarding our current assets and current liabilities.
Our cash and cash equivalents totaled $11.0 million as of December 31, 2021 compared to $35.3 million as of December 31, 2020. The decrease in cash and cash equivalents and working capital as of December 31, 2021 compared to December 31, 2020 was primarily the result of our loss from operations, investments made in property and equipment and our payments to Trinity, offset primarily by cash received from the sale of shares of our common stock through our at-the-market offering programs and warrant exercises.
On March 11, 2022, we entered into a Second Amendment to Lease Documents (the “Second Amendment”) with Trinity. The Second Amendment, among other things, provided for an upfront payment of $2.0 million in remaining rent to Trinity and modified the rent and purchase price payments due to Trinity to $215,441 per month from April 1, 2022 to December 1, 2022 (inclusive of the amounts required to exercise the option to purchase the leased equipment) and establishes a minimum cash covenant equal to three times the remaining aggregate amount of rent due.

On February 8, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) related to the public offering by us of 51,250,000 units (“Units”), each consisting of one share of our common stock and one Series F Common Stock Purchase Warrant (“Series F Warrant”) to purchase one share of our common stock, at a public offering price of $0.30 per Unit. We also granted Maxim an option for a period of 30 days to purchase up to an additional 7,687,500 shares of common stock and/or additional Series F Warrants to purchase up to 7,687,500 shares of common stock. Maxim partially exercised the option and purchased the additional Series F Warrants to purchase up to 7,687,500 shares of common stock. The option to purchase additional shares expired unexercised. The net proceeds from the offering were approximately $14.1 million after deducting the underwriting discounts and commissions and offering expenses payable by us.
The Series F Warrants are immediately exercisable and have an exercise price per share equal to $0.30. The Series F Warrants will remain exercisable until their expiration on the fifth anniversary of the issuance date. Subject to certain exceptions, the Series F Warrants contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the Series F Warrants. The offering was made pursuant to an effective shelf registration statement and a prospectus supplement and accompanying prospectus filed with the SEC.
Presently, we do not have sufficient cash and cash equivalents to enable us to fund our anticipated level of operations and meet our obligations as they become due during the twelve months following the date of filing of this Annual Report on Form 10-K, and we will need to obtain additional capital resources through equity offerings, debt financings, a license or collaboration agreement, or through a combination of such sources of capital. The aforementioned factors raise substantial doubt about our ability to continue as a going concern.
We have retained SierraConstellation Partners, LLC, as an independent financial advisor to assist in exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and restructuring, amendment or refinancing of existing liabilities. Any potential equity sales will be dependent upon and potentially limited by available authorized shares. We are also evaluating various alternatives to improve our liquidity, including but not limited to, further reductions of operating and capital expenditures and other contractual obligations. In March 2022, we implemented a workforce reduction impacting approximately 31% of our employees as part of an expense reduction plan.
However, there can be no assurances that we will be able to successfully raise capital, improve our financial position and liquidity, restructure our obligations, enter into any asset or equity sale, joint venture or partnership opportunity and/or otherwise achieve any of these objectives.
In 2020 and 2021, we filed shelf registration statements on Form S-3 with the SEC to provide us with the ability to issue common stock and other securities as described in the registration statements. We currently have approximately $120.6 million available on the two outstanding shelf registration statements. Utilization of the shelf registration statements is subject to and potentially limited by available authorized shares. However, our ability to complete the sale of equity securities and access the market as a source of liquidity is dependent on investor demand, market conditions and other factors. Therefore, we can provide no assurance that any such offering will be on terms favorable to us or our stockholders, or that such offering will be successful at all. In addition, we have issued or reserved substantially all of our available shares of authorized common stock under our certificate of incorporation, and as a result, our ability to obtain additional funding through equity offerings is limited. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.
We expect to incur additional losses in the future and will require additional financing to develop our M207 product candidate, conduct pre-commercialization manufacturing activities and fund our operations. If we are unable to raise additional funds when needed, we may be required to suspend, delay, reduce or terminate our development programs and any clinical trials. We may also be required to sell or license our technologies, clinical product candidates, or programs, if any, that we would prefer to develop and commercialize ourselves.
We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:
•the timing of and costs involved in obtaining regulatory approvals;
•the scope, progress, expansion and costs of manufacturing our product candidates;
•the scope, progress, expansion, costs and results of any clinical trials;

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
Cash Flows

	Year Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(27,590)	$(31,718)
Investing activities	(5,423)	(8,487)
Financing activities	8,793	69,152
(Decrease) increase in cash, cash equivalents, and restricted cash	$(24,220)	$28,947
Operating Cash Flow: Net cash used in both 2021 and 2020 was primarily related to personnel, manufacturing, facility and technology transfer and development costs in conjunction with services performed by our contract manufacturers, clinical development and trial costs, other pre-commercial activities and other administrative expenses incurred in the course of our continuing operations. The changes in net cash used in operating activities were primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
Net cash used in operating activities for the year ended December 31, 2021 of $27.6 million was primarily due to our net loss of $29.9 million, adjusted for non-cash items of $3.3 million, consisting primarily of $1.9 million of stock-based compensation, $1.8 million of depreciation and amortization and $1.2 million of change in operating lease right-of-use assets, offset by $1.6 million of a gain on forgiveness of our Paycheck Protection Program loan. Additionally, we used cash of $1.4 million for changes in operating lease liabilities. These cash outflows were offset by a $0.6 million increase in our accounts payable. Net cash used in operating activities for 2020 of $31.7 million was primarily due to our net loss of $33.4 million adjusted for non-cash stock-based compensation of $1.6 million, depreciation and amortization of $1.4 million and a decrease in our accounts payable of $1.5 million.
Investing Cash Flow: Net cash used in investing activities of $5.4 million for 2021 and $8.5 million for 2020 was the result of property and equipment purchases to support our pre-commercialization activities.
Financing Cash Flow: Net cash provided by financing activities of $8.8 million for the year ended December 31, 2021 was primarily due to the proceeds from the issuance of common stock under our 2020 and 2021 at-the-market offering programs of $10.2 million and from the exercise of warrants of $3.4 million. These proceeds were offset by repayments on the Trinity build-to-suit obligation of $4.8 million. Net cash provided by financing activities of $69.2 million for 2020 was primarily due to the proceeds from the issuance of common stock and warrants, net of commissions and discounts, of $38.7 million in connection with our offerings in 2020, and $14.9 million from the exercise of the related warrants, the proceeds from issuance of common stock in connection with at-the-market offerings, net of commissions of $16.2 million, and $1.6 million from a PPP loan. These proceeds were offset by repayments on the Trinity build-to-suit obligation of $2.2 million. See below for a further discussion of our equity activity in 2021 and 2020.

At-the-Market Offering Programs
At-the-Market Offering Program - 2021
On June 28, 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (together, the “Sales Agents”) to establish an at-the-market offering program (the “2021 ATM”), under which we may sell from time to time, at our option, up to an aggregate of $30.0 million of shares of our common stock. Shares sold under the 2021 ATM are issued pursuant to an effective shelf registration statement and a prospectus supplement dated June 28, 2021. We are required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and have also agreed to provide the Sales Agents with customary indemnification rights. During the year ended December 31, 2021, we issued and sold 6,869,022 shares of our common stock at an average price of $0.72 per share under the 2021 ATM for aggregate net proceeds of $4.6 million after deducting commissions and offering expenses payable by us. As of December 31, 2021, we have up to approximately $25.0 million available to be offered and sold under the 2021 ATM. We have issued or reserved substantially all of our available shares of authorized common stock under our certificate of incorporation, and as a result, our ability to sell and issue shares under the 2021 ATM is limited.
At-the-Market Offering Program - 2020
On June 8, 2020, we entered into a sales agreement with BTIG, LLC (“BTIG”) as sales agent to establish an at-the-market offering program (the “2020 ATM”), under which we were permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2021, we issued and sold 6,931,607 shares of our common stock at an average price of $0.84 per share under the 2020 ATM for aggregate net proceeds of $5.5 million after deducting commissions and offering expenses payable by us. During the year ended December 31, 2020, we issued and sold 13,237,026 shares of our common stock at an average price of $1.07 per share under the 2020 ATM with aggregate net proceeds of approximately $13.5 million after deducting commission and offering expenses. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated June 8, 2020. No shares remain available for sale under the 2020 ATM.
At-the-Market Offering Program - 2019
On August 19, 2019, we entered into a sales agreement with BTIG, as sales agent, to establish an at-the-market offering program (the “2019 ATM”), under which we were permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2020, we issued and sold 2,151,346 shares of our common stock at an average price of $1.30 per share under the 2019 ATM. The aggregate net proceeds were approximately $2.7 million after BTIG's commissions and other offering expenses. The shares were sold pursuant to an effective registration statement and a prospectus supplement dated August 19, 2019. On March 4, 2020, we delivered notice of termination of the sales agreement to BTIG. We did not incur any termination penalties as a result of our termination of the sales agreement.
Offerings
Offering - September 2020
On August 31, 2020, we entered into an underwriting agreement with BTIG, pursuant to which we issued and sold 15,937,130 shares of its common stock to BTIG at a price of $1.304 per share. The offering closed on September 3, 2020. We received net proceeds of approximately $20.3 million after deducting expenses payable by us in connection with the offering. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated August 31, 2020.
Registered Direct Offering - March 2020
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering of (i) 11,903,506 shares of our common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, after deducting the placement agent fees and other offering expenses. During the year ended December 31, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. During the year ended December 31, 2020, Series E Warrants to purchase 7,194,004 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $5.8 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020. As of the date of this Annual Report on Form 10-K, we have Series E Warrants to purchase 630,835 shares of common stock outstanding.

Public Offering - February 2020
On February 14, 2020, we closed an underwritten offering for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. We granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting discounts and commissions and other offering expenses. During the year ended December 31, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. During the year ended December 31, 2020, Series C Warrants to purchase 13,986,146 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $9.1 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020. As of the date of this Annual Report on Form 10-K, we have Series C Warrants to purchase 22,700 shares of common stock outstanding.
PPP Loan
On April 21, 2020, we executed a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $1.6 million under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (“PPP”) was established under the CARES Act and is administered by the U.S. Small Business Administration (“SBA”). Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. On June 10, 2021, we were notified by our lender, Silicon Valley Bank, that our PPP Loan, in the amount of $1,610,000 in principal and $18,515 in accrued interest, was forgiven in its entirety by the SBA. The forgiveness of the PPP Loan and accrued interest was recorded as a gain in other income (expense), net in our statement of operations in the second quarter of 2021.
Material Cash Requirements from Known Contractual and Other Obligations
The following table summarizes our material cash requirements from known contractual and other obligations as of December 31, 2021 (in thousands):

	Operating Lease Obligations (1)	Build-to-suit Obligation (2)	Contract Manufacturing Commitments (3)	Total
2022	$2,042	$4,030	$1,429	$7,501
2023	2,017	1,098	—	3,115
2024	1,371	—	1,914	3,285
Total	$5,430	$5,128	$3,343	$13,901

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
(2) Build-to-suit obligation
The build-to-suit obligation consists of principal and interest payments and purchase option fees related to our build-to-suit obligation with Trinity and does not take into account the modified payment schedule under the Second Amendment described above. See Note 7. Debt Financing and Note 13. Subsequent Events of the Notes to Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.
(3) Contract manufacturing commitments
Our contract manufacturing commitments consist of non-cancelable commitments with our contract manufacturing organizations for the construction of dedicated manufacturing space and technology transfer fees.

Additionally, we have agreements with a CMO that call for annual fees of $2.8 million in 2021, $4.6 million in 2022, $11.5 million in 2023 and $14.0 million in 2024 and beyond, to be paid in equal monthly installments that we may terminate upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances for the cost to remove our equipment and restore the CMO's facility. We may also elect to terminate the contracts for convenience, which would result in cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated, and costs to remove our equipment and restore the CMO's facility.
We also have additional agreements with CMOs to provide services related to the manufacture and assembly of component parts of M207. Under these agreements, we may be required to pay up to an aggregate of $7.4 million in various fees and minimum purchase requirements; however, significant portions of these payments may not be required if the FDA does not approve M207.
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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Some of the securities that we may invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities, if any. We had cash and cash equivalents of $11.0 million as of December 31, 2021, which consisted of bank deposits. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from any investment in marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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
December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Zosano Pharma Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Zosano Pharma Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 17, 2022

We have served as the Company's auditor since 2019.

ZOSANO PHARMA CORPORATION
BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,043	$35,263
Accounts receivable	146	—
Prepaid expenses and other current assets	420	453
Total current assets	11,609	35,716
Restricted cash	455	455
Property and equipment, net	32,557	30,909
Operating lease right-of-use assets	3,769	4,928
Other long-term assets	—	3
Total assets	$48,390	$72,011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,120	$1,884
Accrued compensation	1,767	2,294
Build-to-suit obligation, current portion, net of debt issuance costs and discount	3,822	4,779
Operating lease liabilities, current portion	1,606	1,378
Paycheck Protection Program loan, current portion	—	809
Other accrued liabilities	1,818	3,367
Total current liabilities	11,133	14,511
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	970	4,359
Operating lease liabilities, long-term portion	3,081	4,687
Paycheck Protection Program loan, long-term portion	—	812
Other long-term liabilities	231	127
Total liabilities	15,415	24,496
Commitments and contingencies (see note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 120,205,813 and 102,066,218 shares issued and outstanding as of December 31, 2021 and 2020, respectively	12	10
Additional paid-in capital	395,078	379,695
Accumulated deficit	(362,115)	(332,190)
Total stockholders’ equity	32,975	47,515
Total liabilities and stockholders’ equity	$48,390	$72,011

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Service revenue	$785	$224
Operating expenses:
Cost of service revenue	796	171
Research and development	20,974	21,622
General and administrative	10,547	11,189
Total operating expenses	32,317	32,982
Loss from operations	(31,532)	(32,758)
Other income (expense):
Interest income	3	18
Interest expense	(189)	(719)
Other income (expense), net	1,793	90
Loss before provision for income taxes	(29,925)	(33,369)
Provision for income taxes	—	—
Net loss	$(29,925)	$(33,369)

Net loss per common share – basic and diluted	$(0.27)	$(0.49)
Weighted-average common shares used in computing net loss per common share – basic and diluted	112,064	67,907

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2020	23,503,214	$2	$308,211	$(298,821)	$9,392
Issuance of common stock in connection with offering, net	15,937,130	1	20,335	—	20,336
Issuance of common stock in connection with at-the-market offering program, net	15,388,372	2	16,232	—	16,234
Issuance of common stock and Series E warrants in connection with registered direct offering, net	11,903,506	1	10,210	—	10,211
Issuance of common stock and Series C and Series D pre-funded warrants in connection with public offering, net	11,992,307	2	8,262	—	8,264
Issuance of common stock upon exercise of Series D pre-funded warrants	2,161,539	—	—	—	—
Issuance of common stock upon exercise of Series C warrants	13,986,146	1	9,090	—	9,091
Issuance of common stock upon exercise of Series E warrants	7,194,004	1	5,772	—	5,773
Stock-based compensation	—	—	1,583	—	1,583
Net loss	—	—	—	(33,369)	(33,369)
Balance at December 31, 2020	102,066,218	10	379,695	(332,190)	47,515
Issuance of common stock in connection with at-the-market offering program, net	13,800,629	1	10,116	—	10,117
Issuance of common stock upon exercise of Series E warrants	4,078,667	1	3,273	—	3,274
Issuance of common stock upon exercise of Series C warrants	145,000	—	94	—	94
Release of restricted stock units	115,299	—	—	—	—
Stock-based compensation	—	—	1,900	—	1,900
Net loss	—	—	—	(29,925)	(29,925)
Balance at December 31, 2021	120,205,813	$12	$395,078	$(362,115)	$32,975

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,925)	$(33,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,900	1,583
Depreciation and amortization	1,751	1,426
Change in operating lease right-of-use assets	1,159	980
Effective interest on financing obligations	441	722
Capitalized effective interest	(364)	(447)
Gain on forgiveness of Paycheck Protection Program loan	(1,629)	—
Other	80	7
Change in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(110)	(17)
Accounts payable	582	(1,472)
Accrued compensation and other accrued liabilities	(97)	21
Operating lease liabilities	(1,378)	(1,152)
Net cash used in operating activities	(27,590)	(31,718)
Cash flows from investing activities:
Purchases of property and equipment	(5,423)	(8,487)
Net cash used in investing activities	(5,423)	(8,487)
Cash flows from financing activities:
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	10,216	16,183
Proceeds from exercise of Series E warrants	3,274	5,773
Proceeds from exercise of Series C warrants	94	9,091
Proceeds from offering of securities, net of commissions and offering costs	—	20,336
Proceeds from registered direct offering of securities, net of commissions and offering costs	—	10,135
Proceeds from public offering of securities and exercise of pre-funded Series D warrants, net of commissions and offering costs	—	8,264
Proceeds from Paycheck Protection Program loan	—	1,610
Principal payments on financing obligations	(4,791)	(2,240)
Net cash provided by financing activities	8,793	69,152
Net (decrease) increase in cash, cash equivalents and restricted cash	(24,220)	28,947
Cash, cash equivalents and restricted cash at beginning of year	35,718	6,771
Cash, cash equivalents and restricted cash at end of year	$11,498	$35,718
Supplemental cash flow information:
Cash paid for interest	$620	$961
Non-cash investing and financing activities:
Forgiveness of Paycheck Protection Program loan	$1,629	$—
Acquisition of property and equipment under accounts payable and other accrued liabilities	$1,108	$3,088
Accrued offering costs	$99	$—
Asset retirement obligation	$89	$97

The accompanying notes are an integral part of these financial statements.

Zosano Pharma Corporation
Notes to Financial Statements
For the Years Ended December 31, 2021 and 2020

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
On January 18, 2022, the Company resubmitted its NDA to the FDA under Section 505(b)(2) of the Food, Drug, and Cosmetic Act. On February 17, 2022, the Company received a response letter from the FDA stating that they did not consider the resubmitted M207 NDA to be a complete response to the deficiencies identified in the FDA’s October 20, 2020 CRL, and that the FDA will not begin substantive review of the application until a complete response is received. The Company is evaluating its next steps in relation to the FDA's response letter.
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
Liquidity and Substantial Doubt about Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and as of December 31, 2021, had an accumulated deficit of $362.1 million. As of December 31, 2021, the Company had approximately $11.0 million in cash and cash equivalents. Presently, the Company does not have sufficient cash and cash equivalents to enable it to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of filing of this Annual Report on Form 10-K. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company has retained SierraConstellation Partners, LLC, as an independent financial advisor to assist in exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and restructuring, amendment or refinancing of existing liabilities. Any potential equity sales will be dependent upon and potentially restricted by available authorized shares. The Company is also evaluating various alternatives to improve its liquidity, including but not limited to, further reductions of operating and capital expenditures and other contractual obligations. In March 2022, the Company implemented a workforce reduction impacting approximately 31% of its employees as part of an expense reduction plan.
The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital, its liquidity, financial condition and business prospects will be materially and adversely affected, and it may have to cease its operations.

COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Due to the COVID-19 pandemic, there has been uncertainty in the global financial markets and economic conditions. The Company is closely monitoring the impact of the COVID-19 pandemic on its business, including how it will impact its employees and third-party service providers who perform critical services for the Company's business. The pandemic negatively impacted enrollment and conduct of the Company's cluster headache study. In addition, the impact of the COVID-19 pandemic on the global financial markets and economic conditions could impact the Company's ability to raise capital through an equity financing, debt financing, a license or collaboration or a combination of such sources of capital, and as a result, its ability to continue as a going concern. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it. As of the date of issuance of this Annual Report on Form 10-K, management is not aware of any specific event or circumstances that would require an update to its estimates or a revision of the carrying value of its assets or liabilities. These estimates may change, as new events occur, and additional information is obtained.
Segment Reporting
The Company operates in one reportable segment: the development of human pharmaceutical products. All long-lived assets are maintained in the United States.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
As of December 31, 2021 and 2020, the Company had restricted cash of approximately $0.5 million primarily consisting of deposits of $0.3 million to secure its building lease until the end of the lease term and a deposit of approximately $0.1 million to a utility provider.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets and as presented as cash, cash equivalents and restricted cash in the statements of cash flows.

	December 31, 2021	December 31, 2020
	(in thousands)
Cash and cash equivalents	$11,043	$35,263
Restricted cash	455	455
Total	$11,498	$35,718
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

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and marketable securities, if any. The Company invests its excess cash in money market funds, U.S. treasuries, corporate notes and commercial paper. The Company’s investment policy limits investments to certain types of debt securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. Other than for obligations of the U.S. government, the Company’s policy is that no single issuer in the portfolio shall exceed 10% or $1 million, whichever is greater, of the total portfolio at the time of purchase. Bank deposits are held by a single financial institution having a strong credit rating and these deposits may at times be in excess of FDIC insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash and cash equivalents to the extent recorded on the balance sheets.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years for software, computer and office equipment and seven to nine years for furniture, fixtures, and manufacturing and laboratory equipment. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective assets.
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
When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in the statement of operations in the period realized.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets for indications of possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
There was no impairment of long-lived assets during the years ended December 31, 2021 and 2020.
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
Currently, the Company's revenue is related to feasibility studies in which the Company provides research and development services to customers to determine the feasibility of using its System in connection with the customers’ pharmaceuticals. All studies are evidenced by signed contracts delineating the terms of the services provided. Performance obligations generally consist of various phases of research and development activities and the agreements may also include provisions for exclusivity, future licensing negotiation options and most favored pricing. Such additional provisions are analyzed on an individual basis to determine whether they represent performance obligations. The transaction price is stipulated in the specific agreement and is allocated to research and development activities using the cost-plus-margin method and to any additional provisions using the residual value method. Revenue for research and development activities is typically recognized over time using a percentage of completion input method as there is open communication and transfer of understanding and know-how between the parties during the research and development activities. Revenue recognition for exclusivity agreements is recognized ratably over the duration of the exclusivity. The Company analyzes its agreements regularly to determine the need for any reserves for unexpected payment. As of December 31, 2021, the Company has not recorded any such reserves.
Research and Development Expenses
Research and development costs are charged to expense as incurred and consist primarily of costs related to seeking regulatory approval of the Company's primary product candidate, M207, pre-commercialization efforts for M207, clinical trial costs and furthering the Company's research and development efforts. Research and development costs include salaries and related employee benefits, fees paid to contract manufacturing organizations (“CMOs”) that conduct manufacturing activities on behalf of the Company, costs associated with clinical trials, nonclinical research and development activities, regulatory activities, costs of active pharmaceutical ingredients and raw materials and research and development related overhead expenses.
For the year ended December 31, 2021, the Company incurred research and development costs of approximately $7.7 million in connection with the Company's research and development efforts and approximately $13.3 million in the manufacturing of the Company’s System and facility set-up and technology transfer fees to its CMOs. For the year ended December 31, 2020, the Company incurred research and development costs of approximately $7.2 million in connection with the Company’s research and development efforts and approximately $14.4 million in the manufacturing of the Company’s System and facility set-up and technology transfer fees to its CMOs.
Clinical Trial Costs
Clinical trial costs are a component of research and development expenses. The Company expenses clinical trial activities performed by third-parties based upon actual work completed in accordance with agreements established with clinical research organizations and clinical sites. The Company accrues clinical trial expenses each reporting period. The Company estimates the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.
Stock-Based Compensation
The Company has equity incentive plans under which various types of equity-based awards including, but not limited to, non-qualified stock options and restricted stock awards, may be granted to employees, non-employee directors, and non-

employee consultants. The Company’s equity incentive plans also allow incentive stock options to be awarded to employees and, beginning in 2021, the Company has granted options and restricted stock awards to certain employees which vest based on the achievement of certain metrics. The Company has also awarded inducement grants to purchase common stock to new employees outside the existing equity compensation plans in accordance with Nasdaq listing rule 5635(c)(4).
The Company accounts for stock-based compensation based on the fair value of the stock-based awards on the date of grant. The fair value of employee stock option grants is estimated on the date of grant using the Black-Scholes option pricing model and is recognized as expense on a straight-line basis over the awardee’s requisite service period. The fair value of awards which vest based on the achievement of certain metrics is recognized over the expected service period only when the achievement of the metrics is considered probable. Due to the lack of historical exercise data to provide a reasonable basis upon which to estimate an expected term, the Company has opted to use the simplified method, which is the use of the midpoint of the vesting term and the contractual term of the award to estimate the expected term. The Company recognizes the impact of stock option forfeitures on stock-based compensation expense in the period the award is forfeited.
Stock-based compensation expense related to stock options granted to non-employees, if any, is recognized based on the fair value of the stock options as determined using the Black-Scholes option pricing model, as earned.
Common Stock Warrants
The Company has issued freestanding warrants to purchase shares of common stock in connection with equity offerings, debt agreements and a build-to-suit arrangement. The warrants are recorded at fair value using the Black-Scholes option pricing model.
Income Taxes
The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts of existing assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Financial statement effects of uncertain tax positions are recognized when it is more-likely-than-not, based on the technical merits of the position, that they will be sustained upon examination. Interest and penalties related to unrecognized tax benefit, if any, would be included within the provision for income tax. As of December 31, 2021 and 2020, the Company has a full valuation allowance on its net deferred tax assets.
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	December 31, 2021	December 31, 2020
	(shares)
Options to purchase common stock	5,315,721	2,724,537
RSUs	995,396	335,004
Warrants to purchase common stock	728,535	5,148,108
Total	7,039,652	8,207,649
Smaller Reporting Company Status
As of December 31, 2020, the Company was no longer an emerging growth company as designated by the U.S. Securities and Exchange Commission (the “SEC”) as a result of its status as a public entity for five years. Because the aggregate worldwide market value of the voting and non-voting common equity of the Company held by non-affiliates as of June 30, 2021 was less than $700 million and the Company's revenues for the year ended December 31, 2021 were less than $100 million, the Company will continue as a smaller reporting company as designated by the SEC, and as such, it will be able to use the exemptions from certain reporting requirements available to smaller reporting companies.
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
3. Master Services Agreement with Eversana
On August 6, 2020, the Company entered into a master services agreement (the “Eversana Agreement”) with Eversana Life Science Services, LLC (“Eversana”) for the commercialization of M207 in the United States, if approved by the FDA. Under the terms of the Eversana Agreement, the Company maintains ownership of the M207 NDA as well as all legal, regulatory and manufacturing responsibilities for M207. Eversana receives an exclusive right to conduct agreed commercialization activities and will utilize its internal sales organization along with its other commercial capabilities for market access, marketing, distribution and patient support services for M207. Eversana will receive reimbursement of certain commercialization costs pursuant to a commercialization budget originally estimated at approximately $250.0 million and a low double digit to mid-teen percentage of product profits if and when the Company's net sales of M207 surpass certain costs incurred by the parties pursuant to the commercialization budget.
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
In addition, under the Eversana Agreement, following FDA approval of the M207 NDA, Eversana agreed to provide a revolving credit facility of up to $5.0 million (the “Credit Facility”) to the Company pursuant to a loan agreement to be entered into between Eversana and the Company on a subsequent date. The loan will bear interest at an annual rate equal to 10.0%, to be paid monthly, and the Company will be able to prepay any amounts borrowed under the Credit Facility at any time without penalty or premium. The Credit Facility will be secured by substantially all of the Company’s assets, subject to prior liens and security interests.
On September 28, 2021, the Company entered into Amendment No. 1, effective as of September 29, 2021 (the “Eversana Amendment”), to the Eversana Agreement, which modified the provision in the Eversana Agreement that provided for termination by either party of the Eversana Agreement if FDA approval was not received by July 31, 2021 to December 31, 2021, with written notice within sixty days of such date. In addition, the Eversana Amendment provides that if the NDA is approved, the deferral mechanism, payment terms and loan terms in the Eversana Agreement will be adjusted as mutually agreed by both parties. Neither party exercised its right to terminate the Eversana Agreement due to FDA approval not being received by December 31, 2021.
The Company is accounting for the Eversana Agreement as a collaborative arrangement. As of December 31, 2021, no material accruals, expenses, payments, or revenues have been recorded by the Company in connection with the Eversana Agreement.
4.    Cash Equivalents
The following table summarizes the Company's cash equivalents at fair value on a recurring basis:

As of December 31, 2021:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
Money market funds classified as cash equivalents	$9,421	$9,421	$—	$—

As of December 31, 2020:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
Money market funds classified as cash equivalents	$33,918	$33,918	$—	$—
5.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	December 31, 2021	December 31, 2020
	(in thousands)
Prepaid services	$146	$97
Prepaid software and subscriptions	87	118
Deferred offering costs	85	48
Prepaid insurance	79	66
Unbilled revenue	—	124
Other	23	—
Total	$420	$453

Property and Equipment
The following table summarizes the Company’s property and equipment for each of the periods presented:

	December 31, 2021	December 31, 2020
	(in thousands)
Leasehold improvements	$24,301	$24,212
Manufacturing equipment	15,075	14,893
Laboratory and office equipment	1,641	1,641
Computer equipment and software	181	172
Construction-in-progress	21,348	18,239
Property and equipment at cost	62,546	59,157
Less: accumulated depreciation	(29,989)	(28,248)
Total	$32,557	$30,909
Depreciation expense was approximately $1.8 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.
Construction-in-progress included $16.5 million and $14.6 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system as of December 31, 2021 and 2020, respectively, of which capitalized construction period interest was $3.3 million and $2.4 million as of December 31, 2021 and 2020, respectively (See Note 7. Debt Financing).
Other Accrued Liabilities
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	December 31, 2021	December 31, 2020
	(in thousands)
Construction-in-progress obligations	$918	$2,993
Pre-clinical and clinical studies	397	22
Professional service fees	258	175
Deferred revenue	26	—
Contract manufacturing services	17	71
Other	202	106
Total	$1,818	$3,367

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

As of December 31, 2021, the Company had operating leases for manufacturing space at its CMOs. The operating leases are embedded in agreements with these CMOs that include lease and non-lease components. The Company accounts for lease and non-lease components separately and determined the value of the lease and non-lease components of the agreements based upon estimates of relative standalone prices and a residual estimation approach for components that are highly variable or uncertain and where standalone prices were not readily available or estimable. These agreements have initial terms and options to extend that are dependent upon FDA approval of the Company's NDA for M207. Both agreements have cancellation clauses if the FDA does not approve the NDA for M207. The Company has recorded right-of-use assets and lease liabilities at the present value of the amount in each CMO agreement that was identified as an embedded operating lease. The lease term does not extend past the estimated date of an FDA approval decision, as it is not reasonably certain that the Company would continue in the agreements in the event that M207 was not approved. Pursuant to the terms of the agreements, the Company does not have any residual value guarantees, restrictions or covenants. In calculating the present value of the lease payments, the Company utilized its incremental borrowing rate, as the rates implicit in the leases were not readily determinable. The Company estimates its incremental borrowing rate based on qualitative factors including company specific credit offers, lease term, general economics and the interest rate environment. Prior to the receipt of a discipline review letter from the FDA on September 29, 2020, which indicated that an approval was unlikely, any embedded leases within these agreements were not considered long-term and were not separately disclosed as lease commitments, but included as commitments to CMOs in the commitments and contingencies footnote of the financial statements. The establishment of the embedded leases resulted in $146,000 of right-of-use assets and associated lease liabilities and was reflected as a non-cash operating activity in the statement of cash flows for the year ended December 31, 2020.
The following table summarizes the impact of the Company's operating leases on its financial statements for each period presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Statements of Operations:
Operating lease costs	$1,756	$1,706
Statements of Cash Flows:
Operating cash flows from operating leases - cash paid for operating leases	$1,976	$1,877
The following table summarizes the lease terms and discount rates for the Company's operating leases as of December 31, 2021:

Operating leases

Weighted-average remaining lease term (in years)	2.64
Weighted average discount rate	11%
The following table summarizes the maturities of the Company's operating lease liabilities for each year ending December 31, as of December 31, 2021:

Operating leases
(in thousands)
2022	$2,042
2023	2,017
2024	1,371
Total undiscounted cash flows	5,430
Less: amount representing interest	(743)
Present value of lease liabilities	$4,687

Current portion	$1,606
Long-term portion	3,081
Total	$4,687

7.    Debt Financing
Build-to-Suit Obligation with Trinity
The Company has a build-to-suit arrangement (the “Trinity Agreement”) with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) to finance the third-party construction of the Company's commercial coating and primary packaging system (the “Equipment”), which was delivered to the Company's CMO in the first quarter of 2021 for installation and qualification. Under the Trinity Agreement, Trinity provided the Company $14.0 million for equipment costs and associated soft costs (“Total Cost”), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. Under the Trinity Agreement, each individual drawdown represents a separate financing arrangement with its own term and stated interest rate. Each drawdown is non-cancelable, with no prepayment options. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.
On May 27, 2020, the Company entered into the First Amendment to Lease Documents (the “Trinity Amendment”). The Trinity Amendment, among other things, extended each individual drawdown term from 36 months to 42 months by providing for an interest-only period from May 2020 through October 2020. Principal payments recommenced November 1, 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of the Total Cost, which is equal to the drawdown amount (“Purchase Option Fee”), which the Company intends to exercise at the end of each 42-month-term. The transfer of title from Trinity to the Company will occur at the end of the final 42-month-term, provided that the purchase option was executed, and the Purchase Option Fee was paid in full at the end of each 42-month-term. The security interest will terminate on the earlier to occur of (i) the date that falls six (6) months after the delivery and installation of the Equipment or (ii) payment in full of all amounts owed. The Company accounted for the Trinity Amendment as a debt modification under ASC 470-50, as the amended terms were not substantially different from the terms of the Trinity Agreement. On March 11, 2022, the Company entered into the Second Amendment to Lease Documents with Trinity, as described in Note 13. Subsequent Events.
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of December 31, 2021, the Company had an aggregate commercial coating and primary packaging system CIP balance of $16.5 million, that included $3.3 million of interest related to its build-to-suit obligation.
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
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of December 31, 2021.
The following table summarizes the debt obligations as of December 31, 2021:

Drawdown Date	Drawdown Amount	Principal Balance	Purchase Option Fee	Discount on Purchase Option Fee	Unamortized Discounts and Issuance Costs	Monthly Payment	Stated Interest Rate	Amended Effective Interest Rate	Maturity Date
	(in thousands)
09/25/2018	$5,000	$314	$600	$(1)	$(7)	$160	9.43%	24.38%	04/01/2022
12/11/2018	2,800	435	336	(2)	(7)	90	9.68%	18.25%	07/01/2022
06/06/2019	2,300	770	276	(7)	(23)	74	9.93%	18.08%	01/01/2023
09/13/2019	2,300	968	276	(12)	(36)	74	9.93%	18.04%	04/01/2023
11/27/2019	1,600	764	192	(10)	(34)	52	9.93%	18.16%	06/01/2023
Total	$14,000	$3,251	$1,680	$(32)	$(107)	$450

The following table summarizes of the Company's build-to-suit obligation as of December 31, 2021 (in thousands):

Build-to-suit obligation principal amount	$3,251
Build-to-suit obligation Purchase Option Fees at present value	1,648
Less: unamortized Purchase Option Fees, discounts and issuance costs	(107)
Build-to-suit obligation, net of debt issuance costs and discounts	$4,792

Build-to-suit obligation, current portion, net of debt issuance costs and discounts	$3,822
Build-to-suit obligation, long-term portion, net of debt issuance costs and discounts	970
Build-to-suit obligation, net of debt issuance costs and discount	$4,792
The following table summarizes future minimum payments on the Company’s build-to-suit obligation, including payments of principal and interest and Purchase Option Fees for each year ending December 31 as of December 31, 2021:

	Principal	Interest	Purchase Option Fees	Total
	(in thousands)
2022	$2,905	$189	$936	$4,030
2023	346	8	744	1,098
Total	$3,251	$197	$1,680	$5,128
The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Build-to-suit obligation, cash interest expense	$618	$926
Build-to-suit obligation, effective interest expense	433	711
Less: build-to-suit obligation, interest capitalized	(872)	(965)
Build-to-suit obligation interest expense	$179	$672
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
8.    Stockholders’ Equity
Shelf Registration Statements
2021 Shelf Registration Statement
The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 14, 2021 (the “2021 Shelf Registration Statement”). The 2021 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $150.0 million, dependent upon available shares. In February 2022, the Company used approximately $33.1 million of the $150.0 million.

2020 Shelf Registration Statement
The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020 (the “2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $3.7 million was available at December 31, 2021, dependent upon available shares.
At-the-Market Offering Programs
At-the-Market Offering Program - 2021
On June 28, 2021, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (together, the “Sales Agents”) to establish an at-the-market offering program (the “2021 ATM”), under which the Company may sell from time to time, at its option, up to an aggregate of $30.0 million of shares of its common stock. Shares sold under the 2021 ATM are issued pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 28, 2021. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the year ended December 31, 2021, the Company issued and sold 6,869,022 shares of its common stock at an average price of $0.72 per share under the 2021 ATM for aggregate net proceeds of $4.6 million after deducting commissions and offering expenses payable by the Company. As of December 31, 2021, the Company has up to approximately $25.0 million available to be offered and sold under the 2021 ATM, dependent upon available authorized shares.
At-the-Market Offering Program - 2020
On June 8, 2020, the Company entered into a sales agreement with BTIG, LLC (“BTIG”) as sales agent to establish an at-the-market offering program (the “2020 ATM”), under which the Company was permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2021, the Company issued and sold 6,931,607 shares of its common stock at an average price of $0.84 per share under the 2020 ATM for aggregate net proceeds of $5.5 million after deducting commissions and offering expenses payable by the Company. During the year ended December 31, 2020, the Company issued and sold 13,237,026 shares of its common stock at an average price of $1.07 per share under the 2020 ATM with aggregate net proceeds of approximately $13.5 million after deducting commissions and offering expenses payable by the Company. The shares were sold pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020. No shares remain available for sale under the 2020 ATM.
At-the-Market Offering Program – 2019
On August 19, 2019, the Company entered into a sales agreement with BTIG, as sales agent, to establish an at-the-market offering program (the “2019 ATM”), under which the Company was permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $15.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the year ended December 31, 2020, the Company issued and sold 2,151,346 shares of its common stock at an average price of $1.30 per share under the 2019 ATM. The aggregate net proceeds were approximately $2.7 million after BTIG's commissions and other offering expenses. The shares were sold pursuant to an effective registration statement and a prospectus supplement dated August 19, 2019. On March 4, 2020, the Company delivered notice of termination of the sales agreement to BTIG. The Company did not incur any termination penalties as a result of its termination of the sales agreement.
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
Registered Direct Offering - March 2020
On March 4, 2020, the Company entered into a securities purchase agreement with certain institutional investors for the issuance and sale in a registered direct offering (the “March 2020 Offering”) of (i) 11,903,506 shares of the Company’s common stock and (ii) Series E Warrants to purchase up to a total of 11,903,506 shares of common stock at an offering price of $0.9275 per share and accompanying warrant. The Series E Warrants have an exercise price of $0.8025 per share, were immediately exercisable and expire five years from the date of issuance. The aggregate net proceeds from the offering were approximately $10.2 million, after deducting the placement agent fees and other offering expenses. During the year ended December 31, 2021, Series E Warrants to purchase 4,078,667 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $3.3 million. During the year ended December 31, 2020, Series E Warrants to purchase 7,194,004 shares of common stock were exercised at an exercise price of $0.8025 per share for aggregate proceeds of approximately $5.8 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated March 4, 2020.
Public Offering - February 2020
On February 14, 2020, the Company closed an underwritten offering (the “February 2020 Offering”) for the issuance and sale of (i) 10,146,154 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.65 per Class A Unit, and (ii) 2,161,539 Class B Units, each consisting of one Series D Pre-Funded Warrant to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $0.6499 per Class B Unit. The Series C Warrants have an exercise price of $0.65 per share, were immediately exercisable and expire five years from the date of issuance. The Series D Pre-Funded Warrants had an exercise price of $0.0001 per share and were fully exercised in connection with the closing of the offering. The Company granted the underwriter a 30-day option to purchase up to an additional 1,846,153 shares of common stock and/or additional Series C Warrants to purchase up to 1,846,153 shares of common stock. The underwriter fully exercised its option to purchase the shares and the Series C Warrants. The aggregate net proceeds from the offering were $8.3 million after deducting underwriting discounts and commissions and other offering expenses. During the year ended December 31, 2021, Series C Warrants to purchase 145,000 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $0.1 million. During the year ended December 31, 2020, Series C Warrants to purchase 13,986,146 shares of common stock were exercised at an exercise price of $0.65 per share for aggregate proceeds of approximately $9.1 million. The shares were sold pursuant to an effective shelf registration statement and a prospectus supplement dated February 12, 2020.
Common Stock Warrants
The following table summarizes the Company's issued and outstanding common stock warrants:

	Warrants Outstanding as of December 31, 2020	Issued	Exercised	Expired	Warrants Outstanding as of December 31, 2021	Exercise Price	Expiration Date
Series E - March 2020	4,709,502	—	(4,078,667)	—	630,835	$0.8025	03/06/25
Series C - February 2020	167,700	—	(145,000)	—	22,700	$0.6500	02/14/25
Trinity - September 2018	75,000	—	—	—	75,000	$3.5928	09/25/25
Series B - August 2016	195,906	—	—	(195,906)	—
Total	5,148,108	—	(4,223,667)	(195,906)	728,535
Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares and do not have any anti-dilution or price reset provision.
Series C and Series E Warrants
The Company issued Series C Warrants in its February 2020 Offering and Series E Warrants in its March 2020 Offering. The Company evaluated the Series C and Series E Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments. The March 2020 Offering and the February 2020 Offering did not include any embedded features that would require bifurcation. Each Series C and Series E common stock warrant grants the holder the right to purchase one share of common stock, subject to proportional adjustments in the event of stock splits, combinations or similar events. The Series C and Series E Warrants do not have any dividend or liquidation preferences or participation rights. Subject to certain conditions, the warrants are exercisable on a cashless basis, and subject to certain beneficial ownership limitations, any unexercised Series C or Series E Warrants will be automatically exercised via cashless exercise on the expiration date pursuant to the terms of the respective warrant agreements.

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
Series B Warrants
On August 15, 2016, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) between the Company and certain investors, including members of the Company’s board of directors and executive management, pursuant to which the Company sold and issued shares of common stock and warrants to purchase shares of common stock. In connection with the Purchase Agreement, the Company issued Series B Warrants, which had a per share exercise price of $31.00 and expired in August 2021.
9.    Stock-Based Compensation
The 2012 Stock Incentive Plan
The 2012 Stock Incentive Plan (“2012 Plan”) provided for the granting of stock options and restricted stock awards to employees, directors and consultants of the Company. Options granted under the 2012 Plan were either incentive stock options or nonqualified stock options. Incentive stock options were granted only to Company employees. Nonqualified stock options were granted to Company employees, outside directors and consultants. Options and awards under the 2012 Plan were granted for periods of up to ten years. Employee options granted by the Company generally vested over four years. In connection with the Company’s initial public offering of its common stock, the Company’s Board of Directors terminated the 2012 Plan effective as of January 27, 2015 and no further awards were issued under the 2012 Plan. However, any awards outstanding under the 2012 Plan at January 27, 2015 continue to be governed by the terms of the 2012 Plan.
The Amended and Restated 2014 Equity and Incentive Plan
The Amended and Restated 2014 Equity and Incentive Plan (“2014 Plan”) provides for the issuance of (i) cash awards and (ii) equity-based awards, denominated in shares of the Company’s common stock, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, unrestricted stock awards, performance share awards and dividend equivalent rights. Incentive stock options may be granted only to Company employees. Nonqualified stock options may be granted to Company employees, outside directors and consultants.
Options and awards under the 2014 Plan may be granted for periods of up to ten years. Employee options granted by the Company generally vest over four years. Options granted by the Company to outside directors typically vest over four years from the initial grant and over one year for annual refresh grants. RSUs granted to employees typically vest annually over four years. Upon vesting, each RSU is settled into one share of the Company’s common stock. RSUs granted to members of the Board of Directors typically vest fully after one year. The value of an RSU award is based on the Company’s closing stock price on the date of grant. Stock-based compensation expense is recognized straight-line over the vesting term.
Beginning in 2021, the Company granted options and RSUs to certain employees which vest based on the achievement of certain metrics. The terms of each such awards are specific to the individual award. The fair value of such awards is determined on the grant date. Stock-based compensation associated with such awards is recognized over the expected service period only when the achievement of the metrics is considered probable. In 2021, the Company granted a total of 407,500 metrics-based options with a weighted-average exercise price per share of $0.63 and 203,750 metrics-based RSUs with a weighted-average grant date fair value per share of $0.63. All of these options and RSUs were outstanding as of December 31, 2021. As of December 31, 2021, the achievement of the metrics associated with these awards was not considered probable and, as such, no stock-based compensation was recorded in connection with these awards.
On January 1, 2021, the number of shares of common stock authorized for issuance under the 2014 Plan was increased by 3,572,317 shares pursuant to the automatic annual increase provisions of the 2014 Plan. As of December 31, 2021, 289,439 shares of common stock were available for issuance under the 2014 Plan.
Inducement Grants
The Company has granted non-statutory stock options to purchase common stock to new employees as inducement grants outside the existing equity compensation plans in accordance with Nasdaq listing rule 5635(c)(4). Such options vest at a rate of

25% of the shares on the first anniversary of the commencement of such employee’s employment with the Company, and then one forty-eighth (1/48) of the shares monthly thereafter subject to such employee’s continued service.
Options and RSUs
The following table summarizes activity under the 2012 Plan, the 2014 Plan and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the years ended December 31, 2020 and 2021:

	Options			RSUs
	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Balance as of January 1, 2020	2,260,307	$4.29	7.20	—
Granted	923,925	$0.97		343,442	$0.84
Canceled/forfeited/expired	(459,695)	$3.40		(8,438)	$0.84
Balance as of December 31, 2020	2,724,537	$3.31	8.19	335,004	$0.84
Granted	2,994,000	$1.00		874,000	$1.04
Released	—	$—		(115,299)	$0.84
Canceled/forfeited/expired	(402,816)	$2.71		(98,309)	$1.08
Balance as of December 31, 2021	5,315,721	$2.06	8.05	995,396	$0.99
Exercisable at December 31, 2021	2,029,032	$3.58	6.24
The weighted-average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $0.87 and $0.77, respectively. The aggregate intrinsic value of outstanding options at December 31, 2021 was $2,000. The aggregate intrinsic value is calculated as the difference between the exercise price of the option and the estimated fair value of the Company’s common stock for in-the-money options at December 31, 2021. The total fair value of options and awards that vested during the years ended December 31, 2021 and 2020 was $1.4 million and $1.6 million, respectively.
Stock-Based Compensation Expense
Total stock-based compensation expense recognized was as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Research and development	$646	$674
General and administrative	1,254	909
Total	$1,900	$1,583
At December 31, 2021, the Company had $3.6 million of total unrecognized stock-based compensation related to outstanding stock options and RSUs. The weighted-average remaining vesting period for non-vested stock options was 2.51 years.
The following table presents the weighted-average assumptions for the Black-Scholes option-pricing model used in determining the fair value of options granted to employees:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Risk-free interest rate	0.80% - 1.35%	0.37% - 0.95%
Expected volatility	118.00%-122.86%	114.58%-120.42%
Expected term (years)	5.50 - 6.08	5.50 - 6.08
Dividend yield	—%	—%

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
The agreements call for annual fees of $2.8 million in 2021, $4.6 million in 2022, $11.5 million in 2023 and $14.0 million in 2024 and beyond, to be paid in equal monthly installments. The annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price, the technology transfer in 2021 and 2022, and other operating expenses. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the manufacturing and supply agreement continues until the seventh anniversary of the date on which the Company receives NDA approval of M207 in the United States.
The Company may terminate the agreements upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances for the cost to remove the Company's equipment and restore the CMO's facility, which is recorded at present value as a liability on the balance sheet. The Company may also elect to terminate the contracts for convenience, which would result in cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated, and costs to remove the Company's equipment and restore the CMO's facility. The Company or the CMO may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.
The Company has non-cancelable commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $3.3 million, of which $0.8 million was a current liability on the balance sheet as of December 31, 2021.
The Company has additional agreements with CMOs to provide services related to the manufacture and assembly of component parts of M207. Under these agreements, the Company may be required to pay up to an aggregate of $7.4 million in various fees and minimum purchase requirements; however, significant portions of these payments may not be required if the FDA does not approve M207, and no such payment will be required in the event of a material breach by a CMO.
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2021.
Legal Proceedings
On October 29, 2020 and November 6, 2020, two stockholders filed alleged class action lawsuits against the Company and certain of its current and former executive officers in the United States District Court for the Northern District of California: Carr v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07625, and Becerra v. Zosano Pharma Corporation, et al., Case No. 3:20-cv-07850. The complaints were filed purportedly on behalf of all persons who purchased or otherwise acquired the Company's securities between February 13, 2017 and September 30, 2020 (the “Class Period”). The complaints alleged that the Company and certain of its current and former executive officers made false and/or misleading statements and failed to disclose material adverse facts about the Company's business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiffs sought damages, interest, costs, attorneys’ fees and other unspecified relief. On February 4, 2021, the Carr and Becerra actions were consolidated and the court appointed two Co-Lead Plaintiffs and two law firms as Co-Lead Counsel in the consolidated action (the “Securities Action”). The Co-Lead Plaintiffs filed their consolidated amended complaint on March 30, 2021, which alleged the same claims as the previous complaints and extended the Class Period through October 20, 2020. The Company filed a motion to dismiss the consolidated amended complaint on May 14, 2021; the Co-Lead Plaintiffs filed their opposition brief on June 14, 2021; and the Company filed a reply brief on July 6, 2021. The hearing on the motion was held on July 22, 2021 and the Court took the motion under submission. On September 1, 2021, the Court issued an order granting the

Company’s motion and dismissing in full the Securities Action (“Dismissal Order”), but granting the Co-Lead Plaintiffs in the Securities Action leave to file an amended complaint within 30 days. The Co-Lead Plaintiffs in the Securities Action elected not to file an amended complaint and, on October 8, 2021, the parties to the Securities Action filed a Joint Stipulation of Dismissal dismissing the Securities Action with prejudice and waiving Co-Lead Plaintiffs’ right to appeal the Dismissal Order. The Joint Stipulation was approved by the Court the same day, ending the Securities Action.
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
11.    Income Taxes
The Company has incurred cumulative net operating losses (“NOLs”) in the United States since inception and, consequently, has not recorded any income tax expense for the years ended December 31, 2021 and 2020 due to its net operating loss position.
The reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Federal statutory tax rate	(21.0)%	(21.0)%
State statutory tax rate, net of federal benefit	(3.5)	(1.9)
Change in effective tax rate	(0.5)	1.0
Research and development credits, net of uncertain tax positions	(2.0)	(2.1)
Derecognition due to Section 382 and 383	—	15.2
Stock-based compensation	1.1	0.6
PPP Loan forgiveness	(1.2)	—
Permanent items	(0.1)	(0.4)
Change in valuation allowance	27.2	8.6
Total	—%	—%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $8.2 million and $2.9 million during the years ended December 31, 2021 and 2020, respectively.

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Net operating loss carryforwards	$31,671	$24,143
Research and development credits	4,760	4,150
Depreciation and amortization	552	508
Accruals	447	517
Inventory	178	239
Lease liability	1,146	1,391
Stock-based compensation	611	459
Capital loss carryforwards	—	23
Other	15	4
Total gross deferred tax assets	39,380	31,434
Valuation allowance	(38,458)	(30,304)
	922	1,130
Right-of-use assets	(922)	(1,130)
Net deferred tax assets	$—	$—
As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $137.1 million and state net operating loss carryforwards of approximately $42.4 million. As of December 31, 2020, the Company had federal net operating loss carryforwards of approximately $106.5 million and state net operating loss carryforwards of approximately $25.8 million. If not utilized, certain federal net operating loss carryforwards incurred before January 1, 2018, will expire beginning in 2026, and state net operating loss carryforwards will expire beginning in 2028. The federal net operating losses incurred in 2018 and beyond do not expire.
If the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a Section 382 ownership change), utilization of its pre-change NOL carryforwards is subject to annual limitation under Section 382 of the Internal Revenue Code. California has similar provisions. The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2021, the Company determined that ownership changes occurred on February 26, 2014, November 30, 2015, March 22, 2017, April 3, 2018 and March 4, 2020. As a result of the ownership changes, approximately $221.7 million and $249.0 million of the NOLs will expire unutilized for federal and California purposes, respectively. As of December 31, 2021, the Company has derecognized NOL related deferred tax assets in the tax effected amounts of $46.6 million and $17.4 million for federal and California purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of its February 2022 offering (See Note 13, Subsequent Events) or future changes in its stock ownership.
As of December 31, 2021, the Company had federal and state research credit carry forwards of approximately $1.0 million and $6.3 million, respectively. As of December 31, 2020, the Company had federal and state research credit carry forwards of approximately $0.5 million and $6.0 million, respectively. If not utilized, the federal tax credits will begin to expire in 2040 and the state tax credits do not expire. Research and development credits are subject to IRC section 383. In the event of a change in ownership as defined by this code section, the usage of the credits may be limited. As a result of the previously mentioned ownership changes, the Company has derecognized approximately $6.9 million of gross federal research and development credit-related deferred tax assets due to the Section 383 limitation as of December 31, 2021 and may experience a Section 383 ownership change as a result of its February 2022 offering (See Note 13, Subsequent Events) or future changes in its stock ownership. The Company has not derecognized any of the California research and development credit-related deferred tax assets because the credits do not expire.
CARES Act and CAA
On March 27, 2020 and December 27, 2020, the United States enacted the CARES Act and the Consolidated Appropriation Act (“CAA”), respectively, as a result of the Coronavirus pandemic, which acts contain, among other things, numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company has evaluated the current legislation and, at this time, does not anticipate that the tax provisions in the CARES Act or CAA will have a material impact on its financial statements.
Uncertain Income Tax Positions
The Company only recognizes tax benefits if it is more likely than not that they will be sustained upon audit by the relevant tax authority based upon their technical merits. An uncertain tax position is not recognized if it has less than a 50% likelihood of being sustained.
The Company had approximately $1.5 million of unrecognized tax benefits as of December 31, 2021 and approximately $1.3 million of unrecognized tax benefits as of December 31, 2020. As the Company has a full valuation allowance on its deferred tax assets, the unrecognized tax benefits reduce the deferred tax assets and the valuation allowance in the same amount. The Company does not expect the amount of unrecognized tax benefits to materially change in the next twelve months. A reconciliation of the beginning and ending balance of the unrecognized tax benefits is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(in thousands)
Balance at the beginning of year	$1,288	$1,439
Decrease related to prior year tax positions	—	(312)
Increase related to current year tax positions	166	161
Balance at the end of year	$1,454	$1,288
As of December 31, 2021 and 2020, the Company had not recognized any tax-related interest or penalties in its financial statements. Any interest and penalties related to unrecognized tax benefits would be included as income tax expense in the Company’s statements of operations.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not currently under audit by the Internal Revenue Service or any other similar state, local, or foreign authority. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.
12.    Employee Benefit Plan
The Company has established a 401(k) tax-deferred savings plan (the “401(k) Plan”), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. The Company may, at its discretion, make matching contributions to the 401(k) Plan. No employer contributions have been made during the periods ended December 31, 2021 and 2020.
13.    Subsequent Events
Offering - February 2022
On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) related to the public offering by the Company of 51,250,000 units (“Units”), each consisting of one share of the Company's common stock and one Series F Common Stock Purchase Warrant (“Series F Warrant”) to purchase one share of the Company's common stock, at a public offering price of $0.30 per Unit. The Company also granted Maxim an option for a period of 30 days to purchase up to an additional 7,687,500 shares of common stock and/or additional Series F Warrants to purchase up to 7,687,500 shares of common stock. Maxim partially exercised the option and purchased the additional Series F Warrants to purchase up to 7,687,500 shares of common stock. The option to purchase additional shares expired unexercised. The net proceeds from the offering and the exercise by Maxim of the option to purchase the additional Series F Warrants were approximately $14.1 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.
The Series F Warrants are immediately exercisable and have an exercise price per share equal to $0.30. The Series F Warrants will remain exercisable until their expiration on the fifth anniversary of the issuance date. Subject to certain exceptions, the Series F Warrants contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the Series F Warrants.
The offering was made pursuant to the 2021 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC.

FDA Response to M207 NDA Resubmission
On February 17, 2022, the Company received notice from the FDA stating that the resubmitted M207 NDA was incomplete, and that the M207 NDA would have to be resubmitted with additional data analysis. The Company is evaluating next steps in relation to the FDA’s response letter as part of its financial and strategic planning; however, current available resources will not enable continued pursuit of FDA approval in the event an additional study is required to continue to pursue FDA approval of M207. The Company believes this subsequent event to be an impairment indicator and will review its assets for impairment in addition to its asset retirement obligation during the quarter ended March 31, 2022. The Company and its independent financial advisor are exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and the Company is currently unable to estimate the amount of any potential impairment of assets, if any, that it will record in the quarter ended March 31, 2022 as a result of this notice.
Second Amendment to Trinity Agreement
On March 11, 2022, the Company entered into a Second Amendment to Lease Documents (the “Second Amendment”) with Trinity. The Second Amendment, among other things, provides for an upfront payment of $2.0 million in remaining rent from the Company to Trinity on the date of the Second Amendment, modifies the rent and purchase price payments due under the Trinity Agreement, dated as of September 25, 2018, as previously amended (the “Lease”), to $215,441 per month from April 1, 2022 to December 1, 2022 (inclusive of the amounts required to exercise the option to purchase the leased equipment), establishes a minimum cash covenant under the Lease equal to three times the remaining aggregate amount of rent due, and amends the definition of material adverse effect, certain events of default, and certain operating covenants under the Lease.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment with our audit committee.
Since we are a smaller reporting company, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. OTHER INFORMATION
Second Amendment to Trinity Agreement
On March 11, 2022, we entered into a Second Amendment to Lease Documents (the “Second Amendment”) with Trinity Funding 1, LLC (“Trinity”) (as successor in interest to Trinity Capital Fund III, L.P.). The Second Amendment, among other things, provides for an upfront payment of $2.0 million in remaining rent from us to Trinity on the date of the Second Amendment, modifies the rent and purchase price payments due under the Master Lease Agreement, dated as of September 25, 2018, as previously amended (the “Lease”), to $215,441 per month from April 1, 2022 to December 1, 2022 (inclusive of the amounts required to exercise the option to purchase the leased equipment), establishes a minimum cash covenant under the Lease equal to three times the remaining aggregate amount of rent due, and amends the definition of material adverse effect, certain events of default, and certain operating covenants under the Lease.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed with this Annual Report on Form 10-K as Exhibit 10.43 and is incorporated herein by reference.
Retention Bonus Program
Our board of directors (the “Board”) and the compensation committee of the Board (“Compensation Committee”) have conducted a comprehensive review of our compensation program for certain key employees to determine whether such compensation program continues to be appropriately designed to effectively incentivize and retain such employees in light of the FDA letter indicating that our resubmitted M207 NDA did not constitute a complete response to deficiencies identified by the FDA’s CRL, the workforce reduction described elsewhere in this Annual Report on Form 10-K, and our ongoing evaluation of financial and strategic alternatives. After consulting with outside compensation and financial advisors, on March 11, 2022, the Compensation Committee recommended to the Board for approval, and on March 14, 2022, the Board (with Steven Lo, our President and Chief Executive Officer and Board member, abstaining with respect to his incentive) approved incentives to be paid to certain key employees, including two of its named executive officers, in an effort to retain and incentivize such employees to support our operations and strategic process.
The terms of the incentives will be specified in an incentive letter agreement. We expect to make the incentive payments in March 2022, and the after-tax portion of the paid incentives will be subject to claw back in full in the event that the incentive is not earned. The incentive will be earned in full so long as the recipient is employed by us on the earlier of July 31, 2022 or a “Change of Control.” A “Change of Control” is defined as (i) any “Person”, as such term is used in Sections 13(d) and 14(d) of the Exchange Act, other than us or our subsidiary, becoming a beneficial owner (within the meaning of Rule 13d-3, as amended, as promulgated under the Exchange Act), directly or indirectly, in one or a series of transactions, of securities representing more than 50% of the combined voting power of our then outstanding securities; (ii) the consummation of our merger or consolidation with any other Person, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity), more than 50% of the combined voting power of our voting securities or such surviving entity outstanding immediately after such merger or consolidation; or (iii) the closing of a sale or other disposition by us of all or substantially all of our assets; provided, that a sale of equipment owned by us shall not constitute a sale of all or substantially all of our assets.
The incentive will also be fully earned in the event the recipient’s employment with us is terminated without “Cause.” “Cause” is as defined in a participant’s employment agreement or, for a participant without an employment agreement or if Cause is not defined therein: (i) any material breach by the participant of any agreement to which the participant and we are both parties, (ii) any act (other than retirement) or omission to act by the participant that may have a material and adverse effect on our business or on the participant’s ability to perform services for us, including, without limitation, the commission of any crime (other than minor traffic violations), or (iii) any material misconduct or material neglect of duties by the participant in connection with our business or affairs.
The following incentive amounts were awarded to our named executive officers: $178,500 for Steven Lo, President and Chief Executive Officer, and $93,333 for Christine Matthews, Chief Financial Officer.
The foregoing description of the incentive does not purport to be complete and is qualified in its entirety by reference to the full text of the form incentive letter agreement, which will be filed subsequently with the SEC and is incorporated herein by reference.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our proxy statement relating to our 2022 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2021 (the “Proxy Statement”) and is incorporated herein by reference.
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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) FINANCIAL STATEMENTS
Financial Statements—See index on page 76 to Financial Statements on Item 8 of this Annual Report on Form 10-K.
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

3.2	Amended and Restated Bylaws of Zosano Pharma Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021)

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

4.2	Description of Registrant's Securities (incorporated by reference to Exhibit 4.2 to the registrant's Annual Report on Form 10-K filed with the Commission on March 13, 2020)

4.3	Warrant to Purchase Stock, dated as of September 25, 2018 (incorporated by reference to Exhibit 4.1 to the registrant's current report on Form 8-K filed with the SEC on September 26, 2018).

4.4	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2020)

4.5	Amended Form of Series E Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report of Form 10-Q filed with the Commission on May 14, 2020)

4.6	Form of Series F Common Stock Purchase Warrant. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 9, 2022)

10.1
Letter Amendment to Intellectual Property License Agreement, dated February 22, 2011 between ALZA Corporation and Zosano Pharma, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-1  filed with the Commission on June 24, 2014)

10.2+
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
Form of Zosano Pharma Corporation Incentive Stock Option Award Agreement under Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020)

10.13(c)#
Form of Zosano Pharma Corporation Nonstatutory Stock Option Award Agreement under Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 6, 2020)

10.13(d)#
Form of Zosano Pharma Corporation Restricted Stock Unit Award Agreement under Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2020)

10.14
Purchase Order by and between Zosano Pharma Corporation and Harro Hofliger Packaging System (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 6, 2018)

10.15
Purchase Order #9186, dated as of February 14, 2019 between Zosano Pharma Corporation and Harro Hofliger Packaging Systems (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2019)

10.16
Change Order by and between Zosano Pharma Corporation and Harro Hofliger Packaging System (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report of Form 10-K filed with the SEC on March 13, 2020)

10.17+
Manufacturing and Supply Agreement, dated September 25, 2018 with Patheon Manufacturing Services LLC. (Incorporated by reference to Exhibit 10.7 to the registrant's current report on Form 10-Q filed with the SEC on November 15, 2018).

10.18
Business Understanding Agreement, dated September 13, 2018, by and between the Company and CSP Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2020)

10.19
Amendment No. 1 to Business Understanding Agreement, dated July 31, 2020, by and between the Company and CSP Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2020)

10.20++
Master Services Agreement, dated August 6, 2020, by and between the Company and Eversana Life Science Services, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2020)

10.21
Amendment No. 1 to Master Services Agreement, effective as of September 29, 2021, by and between Zosano Pharma Corporations and Eversana Life Science Services, LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 4, 2021)

10.22
Form of Securities Purchase Agreement, dated as of March 4, 2020, between Zosano Pharma Corporation and certain investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 6, 2020)

10.23
Master Lease Agreement, dated September 25, 2018, with Trinity Capital Fund III, L.P., as amended, together with Equipment Schedule No. 1-1, dated September 25, 2018, Equipment Schedule No. 1-2, dated December 11, 2018, and Equipment Schedule No. 1-3, dated June 6, 2019 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019)

10.24
Trinity Capital Fund III, L.P. Equipment Schedule No. 1-4, dated September 13, 2019. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019)

10.25
Trinity Capital Fund III, L.P. Equipment Schedule No. 1-5, dated November 27, 2019 (incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K filed with the SEC on March 13, 2020)

10.26
First Amendment to Lease Documents, dated May 27, 2020, by and between the Company and Trinity Funding 1, LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on May 28, 2020)

10.27
Form of Indemnification Agreement for directors associated with an Investment Fund (incorporated by reference to Exhibit 10.15 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.28
Form of Indemnification Agreement for directors not associated with an Investment Fund (incorporated by reference to Exhibit 10.16 to the registrant’s Registration Statement on Form S-1 filed with the Commission on June 24, 2014)

10.29#
Amended and Restated Employment Agreement dated September 18, 2018 with Donald Kellerman, Pharm D. (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K filed with the SEC on September 24, 2018)

10.30#
Amendment to Employment Agreement dated October 15, 2018 with Donald Kellerman, Pharm D. (incorporated by reference to Exhibit 10.2 to the registrant's current report on Form 8-K filed with the SEC on October 16, 2018)

10.31#	Employment Letter Agreement dated October 5, 2019 with Steven Lo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2019)

10.32#
Employment Letter Agreement dated April 30, 2020, with Christine Matthews (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on May 1, 2020)

10.33#
Zosano Pharma Corporation Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.37 to the registrant's Annual Report on Form 10-K filed with the Commission on March 11, 2021)

10.34#
Form of Zosano Pharma Corporation Nonstatutory Stock Option Award Agreement (incorporated by reference to Exhibit 99.5 to the registrant's Registration Statement on Form S-8 filed with the Commission on March 12, 2021)

10.35
Controlled Equity OfferingSM Sales Agreement, dated as of June 28, 2021, by and among Zosano Pharma Corporation and Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on June 28, 2021)

10.36
Consulting Agreement, dated as of June 10, 2021 by and between Zosano Pharma Corporation and John Walker (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Commission on August 10, 2021)

10.38	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 9, 2022)

10.39	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on February 9, 2022)

10.40*++	Amendment to Manufacturing and Supply Agreement, dated September 25, 2018 with Patheon Manufacturing Services LLC

10.41*#	Form of Zosano Pharma Corporation Nonstatutory Stock Option Agreement under Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan

10.42*#	Form of Zosano Pharma Corporation Performance Stock Unit Restricted Stock Unit Award Agreement under Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan

10.43*	Second Amendment to Lease Documents, dated March 11, 2022, by and between the Company and Trinity Funding 1, LLC

10.44
Underwriting Agreement, dated February 8, 2022, between Zosano Pharma Corporation and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 8, 2022)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

+	Confidential treatment has been granted as to certain portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

++	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. A copy of the omitted portions will be furnished supplementally to the Securities and Exchange Commission upon request.

#	Management contract or compensatory plan or arrangement.

†	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZOSANO PHARMA CORPORATION

By:	/s/ Steven Lo
Steven Lo
Chief Executive Officer
Date:	March 17, 2022

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

Signature	Title	Date

/s/ Steven Lo	Chief Executive Officer (Principal Executive Officer)	March 17, 2022
Steven Lo

/s/ Christine Matthews	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2022
Christine Matthews

/s/ Steven A. Elms	Director	March 17, 2022
Steven A. Elms

/s/ Linda S. Grais	Director	March 17, 2022
Linda S. Grais

/s/ Kenneth R. Greathouse	Director	March 17, 2022
Kenneth R. Greathouse

/s/ Joseph P. Hagan	Director	March 17, 2022
Joseph P. Hagan

/s/ Kathy McGee	Director	March 17, 2022
Kathy McGee

/s/ Elaine Yang	Director	March 17, 2022
Elaine Yang