Form 10-K/A
period 2021-12-31
Zosano Pharma Corp
filed 2022-04-29
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
As of April 25, 2022, the registrant had a total of 4,902,260 shares of its common stock, $0.0001 par value per share, outstanding. The number of shares outstanding as of April 25, 2022 reflects the 1-for-35 reverse stock split of the registrant’s common stock that was effected on April 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (the "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 originally filed on March 17, 2022 (the "Original Filing") by Zosano Pharma Corporation. We are filing this Amendment to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of our fiscal year covered by the Original Filing.
This Amendment is being filed solely to:
•amend and restate in its entirety Items 10, 11, 12, 13 and 14 of Part III to include the information required by such Items;
•delete the reference on the cover of the Original Filing to the incorporation by reference of portions of our proxy statement into Part III of the Original Filing;
•amend and restate in its entirety the Exhibit Index in Item 15 of Part IV of the Original Filing; and
•file new certifications ("Certifications") of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Amendment does not change any previously reported financial results. Information not affected by the Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was made. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission. References in this Amendment to the terms “Zosano”, the “Company”, “we”, “our” and “us” refer to Zosano Pharma Corporation.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our Board of Directors currently consists of seven members, and there are no contractual obligations regarding the election of our directors. Each of our directors holds office until the director’s successor has been elected and qualified or until the director’s earlier death, resignation or removal.
Our Certificate of Incorporation and our Bylaws provide that the authorized number of directors may be changed only by resolution adopted by a majority of the authorized number of directors constituting the Board of Directors. Our Certificate of Incorporation and Bylaws also provide that a director may be removed only for cause by the affirmative vote of the holders of at least 66-2/3% of the voting power of all the then outstanding shares of capital stock of the Company entitled to vote generally at an election of directors, and that any vacancy on our Board of Directors, including a vacancy resulting from an increase in the authorized number of directors constituting the Board of Directors, may be filled only by vote of a majority of our directors then in office.
In accordance with the terms of our Certificate of Incorporation and Bylaws, our Board of Directors is divided into three classes, designated as Class I, Class II and Class III, with members of each class serving staggered three-year terms, divided as follows:
•Linda Grais M.D., J.D. and Steven Lo are Class I directors whose terms end at our annual meeting of stockholders in 2024;
•Steven A. Elms, Kenneth R. Greathouse and Kathy McGee are Class II directors whose terms end at this year's annual meeting of stockholders; and
•Joseph “Jay” P. Hagan and Elaine Yang are Class III directors whose terms end at our annual meeting of stockholders in 2023.
At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the directors of the same class whose terms are then expiring.
The following table sets forth certain information about our current directors as of April 15, 2022. There are no family relationships between any of our directors and executive officers.

Name	Age	Position(s)
Steven A. Elms (2) (3)	58	Director, Compensation Committee Chair
Linda Grais M.D., J.D. (1) (3)	65	Director, Nominating and Corporate Governance Committee Chair
Kenneth R. Greathouse (2) (3)	69	Director
Joseph “Jay” P. Hagan (1)	53	Director, Audit Committee Chair
Steven Lo	55	President, Chief Executive Officer and Director
Kathy McGee (1)	56	Director
Elaine Yang (1)(2)	63	Director

(1)Member of the Audit Committee
(2)Member of the Compensation Committee
(3)Member of the Nominating and Corporate Governance Committee
Steven A. Elms has served as a member of our Board of Directors since May 2018. He currently serves as a Managing Partner of Aisling Capital LLC/Aisling Capital Management LP (Aisling), a private equity firm. He joined Aisling in 2000 from the life sciences investment banking group of Chase H&Q (formerly Hambrecht and Quist Group Inc.) where he was a Principal. Mr. Elms has served on the Board of Directors of the publicly-held companies ADMA Biologics, Inc., a commercial biopharmaceutical company, since July 2007 and Marker Therapeutics, Inc., a biotechnology company, since August 2019. Previously, Mr. Elms served on the Board of Directors of Loxo Oncology, Inc. from 2013 to 2019, Ambit Biosciences Corp. from 2001 to 2014, MAP Pharmaceuticals, Inc. from 2004 to 2011 and has served on the Boards of Directors of a number of private companies. Mr. Elms received a B.A. in Human Biology from Stanford University and a M.B.A. from the Kellogg School of Management at Northwestern University. We believe that Mr. Elms's extensive financial services background and experience in the pharmaceutical and healthcare industries equip him to serve on our Board of Directors.

Linda Grais M.D., J.D. has served as a member of our Board of Directors since January 2019. She currently serves on the Board of Directors of Arca Biopharma, Inc. and Corvus Pharmaceuticals, both publicly-held biopharmaceutical companies, and ICON PLC, a publicly-held contract research organization. From 2012 to 2017, Dr. Grais was President, Chief Executive Officer and a member of the Board of Directors of Ocera Therapeutics, Inc., a biopharmaceutical company, which was acquired by Mallinckrodt, a pharmaceutical company, in 2017. Prior to her employment by Ocera, Dr. Grais served as a Managing Member at InterWest Partners, a venture capital firm, from 2005 until 2011, investing in biotechnology and medical device companies. From July 1998 to July 2003, Dr. Grais was a founder and Executive Vice President of SGX Pharmaceuticals Inc., a drug discovery company, which was acquired by Eli Lilly & Co., a pharmaceutical company, in 2008. Prior to that, she worked as an attorney at Wilson Sonsini Goodrich & Rosati, where she represented life science companies. Before practicing law, Dr. Grais worked as an Assistant Clinical Professor of Internal Medicine and Critical Care at the University of California, San Francisco. Dr. Grais received a B.A. from Yale University, an M.D. from Yale Medical School and a J.D. from Stanford Law School. We believe that Dr. Grais’s extensive experience in the biopharmaceutical industry and as an executive officer of pharmaceutical and biotechnology companies qualifies her to serve as a member of our Board of Directors.
Kenneth R. Greathouse has served as a member of our Board of Directors since October 2017. Mr. Greathouse co-founded and has served as President of Argent Development Group since 2004, co-founded and has served as Chief Executive Officer of Melbourne Laboratories LLC since 2012, co-founded and has served as Chief Executive Officer of Valcrest Pharmaceuticals since 2015 and co-founded and has served as Chief Executive Officer of Hesperian BioPharma, LLC since 2015. Mr. Greathouse has served as a member of the Board of Directors of Grove Sleep Holdings since 2009. Mr. Greathouse received a B.S. from the University of California, Berkeley. We believe that Mr. Greathouse’s extensive experience in the pharmaceutical industry and as an executive officer of pharmaceutical and biotechnology companies qualifies him to serve as a member of our Board of Directors.
Joseph “Jay” P. Hagan has served as a member of our Board of Directors since May 2015. Mr. Hagan has served as Chief Executive Officer of Regulus Therapeutics Inc., a publicly-held clinical-stage biopharmaceutical company, since May 2017, and previously as its Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer from January 2016 through May 2017. From 2011 to December 2015, Mr. Hagan served as Orexigen Therapeutics, Inc.’s Chief Business & Financial Officer. From May 2009 to June 2011, Mr. Hagan served as Orexigen’s Senior Vice President, Corporate Development, Strategy and Communications. Prior to Orexigen, Mr. Hagan worked at Amgen Inc., a publicly-held biopharmaceutical company, from September 1998 to April 2008, where he served in various senior business development roles, including founder and Managing Director of Amgen Ventures. Prior to starting the Amgen Ventures fund, Mr. Hagan was Head of Corporate Development at Amgen, leading such notable transactions as the acquisition of Immunex and Tularik and the spinouts of Novatrone and Relypsa, as well as numerous other business development efforts totaling over $15 billion in value. Before joining Amgen, Mr. Hagan spent five years in the bioengineering labs at Genzyme and Advance Tissue Sciences. He has served as a member of the Board of Directors of Aurinia Pharmaceuticals, Inc., a publicly-held clinical stage biopharmaceutical company, since February 2018, and a member of the Board of Directors of Regulus since June 2017. Mr. Hagan received a B.S. in Physiology and Neuroscience from the University of California, San Diego and a M.B.A from Northwestern University. We believe that Mr. Hagan’s education and professional background in science and business management, and his work as a senior executive in the biotechnology industry qualify him to serve as a member of our Board of Directors.
Steven Lo has served as our President and Chief Executive Officer and as a member of our Board of Directors since October 2019. Previously, from September 2015 to October 2019, Mr. Lo served as Chief Commercial Officer of Puma Biotechnology, Inc., a publicly-held biopharmaceutical company. Prior to joining Puma, Mr. Lo held a number of positions at Corcept Therapeutics Incorporated, a publicly-held pharmaceutical company, from September 2010 to September 2015, including Senior Vice President, Oncology, Senior Vice President & Chief Commercial Officer and Vice President & Head of Commercial Operations. Prior to Corcept, Mr. Lo was with Genentech, Inc. from December 1997 to September 2010. At Genentech, Mr. Lo held a number of positions, including Senior Director, Oncology Marketing, Franchise Head, Endocrinology and Senior Director of Managed Care. Mr. Lo received a B.S. in Microbiology from the University of California, Davis and a Master of Health Administration from the University of Southern California. We believe that Mr. Lo’s perspective as our President and Chief Executive Officer qualifies him to serve as a member of our Board of Directors.
Kathy McGee has served as a member of our Board of Directors since May 2021. She has served as Chief Operating Officer of AVITA Medical, Inc., a publicly-held regenerative medicine company, since December 2020. Prior to AVITA, she served as President of CnA Consulting, which focuses on providing specialized consulting services to the life sciences industry, from 2013 to 2020. Prior to CnA Consulting, from 2011 to 2012, Ms. McGee was the Senior Vice President of West Coast Operations at Shire Pharmaceuticals Regenerative Medicine Division, formerly Advanced BioHealing, where she was a part of the leadership team responsible for manufacturing operations, strategic planning, capital expansion, and real estate. At Advanced BioHealing, Ms. McGee served as the Senior Vice President, Strategic Operations and General Manager from 2006 to 2011. She has also held senior operations leadership roles at Smith and Nephew plc from 2002 to 2006, a medical equipment manufacturing company and Advanced Tissue Sciences Inc. from 1992 to 2002. She received a B.S. in Chemistry and Mathematics and a Higher Diploma in Education from University College Galway (Ireland), and an M.A. in Management from Webster University. We believe that Ms. McGee’s extensive experience in the life sciences industry and executive and other leadership roles at pharmaceutical and biotechnology companies qualify her to serve as a member of our Board of Directors.
Elaine Yang has served as a member of our Board of Directors since December 2021. She has served as the Chief Revenue Officer of Lyra Health, Inc., a digital health company, since July 2020 and previously as its Vice President of Operations from August 2015 through July 2020. Prior to Lyra Health, she served as the Vice President of Internal Audit for Facebook from August 2010 through August 2015. Ms. Yang received a B.A. in Political Science/Business from University of Redlands. We believe that Ms. Yang’s executive and other leadership experiences qualify her to serve as a member of our Board of Directors.
Process for Stockholder Nominations
There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since we last provided disclosure of such procedures.
Audit Committee
Our Board of Directors has established an Audit Committee. The current members of our Audit Committee are Dr. Grais, Mr. Hagan and Mses. McGee and Yang, with Mr. Hagan serving as the Chair of the Audit Committee. Mr. Greathouse also served on our Audit Committee during 2021 through May 24, 2021. Our Board of Directors has determined that each of Dr. Grais, Mr. Hagan and Mses. McGee and Yang meets, and that during the time of his service on the Audit Committee, Mr. Greathouse met, the independence standards of The Nasdaq Stock Market LLC (“Nasdaq”) and the independence standards of Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Each of the current members of our Audit Committee meets, and Mr. Greathouse met, the requirements for financial literacy under applicable rules and regulations of the Securities and Exchange Commission (the "SEC") and Nasdaq. The Board of Directors has also determined that Mr. Hagan qualifies as an “audit committee financial expert,” as defined by applicable rules of the SEC and Nasdaq.
The Audit Committee assists our Board of Directors in its oversight of:
•the integrity of our financial statements;
•our compliance with legal and regulatory requirements;
•the qualifications and independence of our independent registered public accounting firm; and
•the performance of our independent registered public accounting firm.
The Audit Committee has direct responsibility for the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm. The Audit Committee establishes and implements policies and procedures for the pre-approval of all audit services and all permissible non-audit services provided by our independent registered public accounting firm and reviews and approves any related person transactions entered into by us.
Code of Ethics
We have adopted a written code of ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is available on our website (www.zosanopharma.com) under “Investors — Corporate Governance.” The code of ethics is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002, as amended, and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website (1) the nature of any amendment to our code of ethics that applies to our directors or our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that is required to be disclosed under Item 5.05 of Form 8-K and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to a director or one of these specified officers, the name of such person who is granted the waiver and the date of the waiver. Information contained on, or that can be accessed through, our website does not constitute part of our Annual Report on Form 10-K.

Our Management
Our executive officers, their positions and their ages as of April 15, 2022 are set forth below:

Name	Age	Position(s)
Steven Lo	55	President, Chief Executive Officer and Director
Christine Matthews	53	Chief Financial Officer
Donald Kellerman, Pharm.D.	67	Vice President, Clinical Development and Medical Affairs
Steven Lo. See “Board of Directors” for Mr. Lo's biographical information.
Christine Matthews has served as our Chief Financial Officer since February 2020, and as our Vice President, Corporate Controller from January 2019 to January 2020. From August 2015 to January 2019, Ms. Matthews served as an accounting and financial consultant with Resources Global Professionals (“RGP”), a professional services company. Prior to joining RGP, from September 2013 to June 2015, Ms. Matthews served as Senior Director of Finance at Cepheid, Inc., a biotechnology company, supporting North America commercial operations. Prior to Cepheid, Ms. Matthews held positions of increasing responsibility, most recently as Group Director of Finance, at Cadence Design Systems. Ms. Matthews began her career with Arthur Andersen, LLP and holds a B.S. in Business Administration with an Emphasis in Accounting from the University of Colorado at Boulder.
Donald Kellerman, Pharm.D. has served as our Vice President of Clinical Development and Medical Affairs since July 2015. Prior to joining us, Dr. Kellerman served as Senior Vice President of Clinical Development and Regulatory Affairs at Tonix Pharmaceuticals from April 2014 to April 2015. Previously, from 2008 to 2013, Dr. Kellerman served as Senior Vice President of Clinical Development and Medical Affairs at MAP Pharmaceuticals, Inc. (acquired by Allergan, Inc.). Dr. Kellerman also held the position of Senior Vice President of Development at Inspire Pharmaceuticals, Inc. from 1999 to 2008, where he was responsible for all aspects of drug development, including clinical research, regulatory affairs, project management and biostatistics. He also led groups responsible for running several clinical programs in the respiratory, ophthalmology and cardiovascular areas. In addition, Dr. Kellerman has served in various clinical and project leadership positions at Glaxo Wellcome, Sepracor, Inc., and E.R. Squibb and Sons, Inc. He has more than 25 years of experience in the development of prescription pharmaceuticals and has lead- or co-authored more than 80 publications. Dr. Kellerman holds Doctor of Pharmacy and B.S. degrees from the College of Pharmacy at the University of Minnesota.

Item 11. EXECUTIVE COMPENSATION
Director Compensation
Pursuant to our prior non-employee director compensation program, our non-employee directors received cash compensation as follows:
•for serving as a member of our Board of Directors, an annual cash retainer of $45,000; and
•for serving as the chairperson of the Compensation Committee of the Board of Directors, an additional annual cash retainer of $7,000; for serving as the chairperson of the Nominating and Corporate Governance Committee of the Board of Directors, an additional annual cash retainer of $7,000; for serving as the chairperson of the Audit Committee of the Board of Directors, an additional annual cash retainer of $10,000, for serving as lead independent director, an additional annual cash retainer of $10,000, and for serving as the chairman of the Board of Directors, an additional annual cash retainer of $25,000.
Effective March 4, 2021, our Board of Directors approved an amended non-employee director compensation program pursuant to which non-employee directors received cash compensation as follows:
•for serving as a member of our Board of Directors, an annual cash retainer of $45,000;
•for serving as the chair of the Audit Committee of the Board of Directors, an additional annual cash retainer of $15,000; for serving as the chair of the Compensation Committee of the Board of Directors, an additional annual cash retainer of $11,000; for serving as the chair of the Nominating and Corporate Governance Committee of the Board of Directors, an additional annual cash retainer of $8,000; for serving as lead independent director, an additional annual cash retainer of $10,000; and for serving as the Non-Executive Chair of the Board of Directors, an additional annual cash retainer of $30,000; and
•for serving as a non-chair member of the Audit Committee of the Board of Directors, an additional annual cash retainer of $7,500; for serving as a non-chair member of the Compensation Committee of the Board of Directors, an

additional annual cash retainer of $5,500, and for serving as a non-chair member of the Nominating and Corporate Governance Committee of the Board of Directors, an additional annual cash retainer of $4,000.
The cash fees described above are paid quarterly in arrears. Non-employee directors are also reimbursed upon request for travel and other out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and of committees on which they serve.
In June 2021, we also granted an option to purchase 857 shares of our common stock and 428 restricted stock units to each of our non-employee directors. Each award vests in full on the earlier of (i) June 10, 2022 and (ii) immediately prior to the annual meeting of the Company's stockholders in 2022, subject to continued service through such date.
In addition, each non-employee director initially elected or appointed to the Board of Directors is automatically granted an option to purchase 2,571 shares of our common stock, which vests as to 25% of the shares subject to the option on the first anniversary of the grant date and as to 1/48th of the shares subject to the option on each monthly anniversary thereafter, subject to continued service. Each non-employee director who continues to serve on the Board of Directors as of the date of each annual meeting of stockholders will also automatically be granted an option to purchase 857 shares of our common stock and 428 restricted stock units, provided that any non-employee director who commenced service during the 12 months preceding the annual meeting will be granted a prorated award of options and restricted stock units based on the number of months served. The annual options and restricted stock units will vest in full on the earlier of the first anniversary of the grant date and immediately prior to the next annual meeting following the grant date, subject to continued service. In addition, all outstanding equity awards held by non-employee directors will vest in full upon a change in control.
The following table sets forth information regarding compensation awarded to, earned by or paid to each of our current and former non-employee directors during fiscal year 2021:

	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Steven Elms	52,887	13,931	23,751	—	90,569
Linda Grais M.D., J.D.	59,297	13,931	23,751	—	96,979
Kenneth R. Greathouse	60,157	13,931	23,751	—	97,839
Joseph “Jay” P. Hagan	59,151	13,931	23,751	—	96,833
Kathy McGee (3)	31,731	—	57,267	—	88,998
John P. Walker (4)	32,324	—	—	10,050	42,374
Kleanthis G. Xanthopoulos, Ph.D. (4)	55,321	13,931	23,751	—	93,003
Elaine Yang (3)	3,567	—	43,353	—	46,920

(1)     Represents the aggregate grant date fair value of stock awards or option awards granted in fiscal year 2021, determined in accordance with ASC 718. See Note 9 to the consolidated financial statements included in the Original Filing for a description of the assumptions used in calculating the grant date fair value.
(2)    In connection with Mr. Walker’s retirement from the Board of Directors, the Company entered into a consulting agreement with Mr. Walker effective June 10, 2021 providing for his continued provision of advisory services to the Company for a period of one year following his retirement. Pursuant to the consulting agreement, Mr. Walker is eligible to receive a consulting fee of $1,500 per month and any vested options held by Mr. Walker as of his retirement date would remain outstanding and exercisable for two years following the termination of Mr. Walker’s consulting services. Amount reflects the fees paid to Mr. Walker pursuant to his consulting agreement during 2021.
(3)    Ms. McGee was appointed to the Board of Directors effective May 24, 2021 and Ms. Yang was appointed to the Board of Directors effective December 7, 2021.
(4)    Mr. Walker retired from the Board of Directors effective June 10, 2021 and Mr. Xanthopoulos resigned from the Board of Directors effective December 31, 2021.

The following table sets forth outstanding stock options and restricted stock units held by our non-employee directors as of December 31, 2021. The number of shares has been adjusted retroactively to take into account the 1-for-35 reverse stock split of our common stock effected on April 11, 2022.

	Number of Shares Subject to Outstanding Options	Restricted Stock Units
Steven Elms	2,041	428
Linda Grais M.D., J.D.	1,999	428
Kenneth R. Greathouse	2,168	428
Joseph “Jay” P. Hagan	2,151	428
Kathy McGee	2,571	—
John P. Walker	9,637	—
Kleanthis G. Xanthopoulos, Ph.D.	2,151	428
Elaine Yang	2,571	—
In connection with Mr. Walker’s retirement from the Board of Directors, the Company entered into a consulting agreement with Mr. Walker effective June 10, 2021 providing for his continued provision of advisory services to the Company for a period of one year following his retirement. Pursuant to the consulting agreement, Mr. Walker is eligible to receive a consulting fee of $1,500 per month and any vested options held by Mr. Walker as of his retirement date would remain outstanding and exercisable for two years following the termination of Mr. Walker’s consulting services.
Executive Compensation
Executive Summary
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
Our named executive officers for fiscal year 2021 and their positions with the Company were as follows:
•Steven Lo, President and Chief Executive Officer;
•Christine Matthews, Chief Financial Officer;
•Donald Kellerman, Pharm.D., Vice President, Clinical Development and Medical Affairs; and
•Hayley Lewis, former Senior Vice President, Operations.
Ms. Lewis resigned from her employment with the Company effective October 22, 2021.

2021 Summary Compensation Table
The following table sets forth information regarding compensation earned by our named executive officers for fiscal years 2021 and 2020, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation ($)(3)	Total ($)
Steven Lo	2021	532,875	—		353,813	1,144,213	—	1,200	2,032,101
President and Chief Executive Officer	2020	525,775	52,000	(4)	122,558	251,024	178,500	—	1,129,857

Christine Matthews	2021	311,250	—		132,938	230,273	—	1,200	675,661
Chief Financial Officer

Donald Kellerman, Pharm.D.	2021	374,973	—		45,300	78,757	—	1,200	500,230
Vice President, Clinical Development and Medical Affairs	2020	367,025	—		15,713	32,183	215,198	—	630,119

Hayley Lewis (5)	2021	338,861	—		39,000	68,075	—	965	446,901
Senior Vice President, Operations	2020	366,375	—		15,713	32,183	213,876	—	628,147

(1) Represents the aggregate grant date fair value of stock awards and option awards as determined in accordance with ASC 718. See Note 9 to the financial statements included in the Original Filing for a description of the assumptions used in calculating the grant date fair value. During 2021, we granted performance-based restricted stock units to Mr. Lo, Ms. Matthews and Dr. Kellerman with a maximum grant date fair value computed in accordance with ASC 718 of $74,813, $35,438 and $6,300, respectively, and performance-based stock options with a maximum grant date fair value computed in accordance with ASC 718 of $126,849, $60,086 and $10,682, respectively.
(2) Amounts represent (i) $178,500, $105,376 and $105,148 paid to Mr. Lo, Ms. Lewis and Dr. Kellerman, respectively, under our 2020 annual bonus program and (ii) $108,500 and $110,050 paid to Ms. Lewis and Dr. Kellerman, respectively, which amounts were based on achievement of 2019 corporate and individual goals, but did not become payable until the completion of our follow-on offering in September 2020. The Compensation Committee has not yet approved the amounts under our 2021 annual bonus program, if any, that may be payable to the named executive officers and as a result, no named executive officer has received an annual bonus with respect to 2021 as of the date of this Annual Report.
(3) Amounts represent payments for home phone and internet usage.
(4) Amount represents a spot bonus paid to Mr. Lo upon the completion of our follow-on offering in September 2020.
(5) Ms. Lewis resigned from her employment with the Company effective October 22, 2021.
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
Our Compensation Committee is responsible for approving the compensation and benefits of our executive officers. Initially for 2021, our Compensation Committee engaged Radford, a national executive compensation consulting firm, as its independent compensation consultant to advise and provide recommendations on the Company’s compensation program. The Compensation Committee considered the adviser independence factors required under SEC rules as they related to Radford and determined that Radford’s work did not raise a conflict of interest. On October 15, 2021, the Compensation Committee determined to engage Compensia, an independent compensation consultant, to assist the Compensation Committee in developing appropriate incentive plans for our executives and non-executive level employees and to provide the Compensation

Committee with advice and ongoing recommendations regarding material compensation decisions. Compensia reports directly to the Compensation Committee. The Compensation Committee has considered the adviser independence factors required under SEC rules as they relate to Compensia and has determined that Compensia’s work does not raise a conflict of interest.
2021 Salaries
The annual base salary for each named executive officer for 2021 was as follows: Mr. Lo ($535,000), Ms. Matthews ($315,000), Dr. Kellerman ($376,584) and Ms. Lewis ($377,400). The base salaries for Mr. Lo, Ms. Matthews, Ms. Lewis and Dr. Kellerman were effective April 1, 2021 and reflected an increase of 2%, 5%, 2% and 2%, respectively, from the 2020 levels.
2021 Annual Bonuses
Annual performance-based bonuses are intended primarily to motivate our named executive officers to achieve annual operational and financial objectives set by the Board of Directors to promote achievement of our business strategies and increase shareholder value. Whether a named executive officer receives an annual bonus, and if so, the amount of that bonus, depends on the achievement of corporate goals and objectives. For our named executive officers other than Mr. Lo, the amount of the bonus also depends on achievement of individual goals and objectives, with corporate achievement weighted 90% and individual achievement weighted 10%.
Each named executive officer’s target annual cash bonus is expressed as a percentage of base salary, which is set annually by our Board of Directors. Our Board of Directors determines each bonus amount in its discretion based on the achievement of corporate and, as applicable, individual performance goals. The 2021 annual bonuses for Mr. Lo, Ms. Matthews, Dr. Kellerman and Ms. Lewis were targeted at 50%, 40%, 40% and 40% of their respective base salaries.
For the fiscal year 2021, the Compensation Committee established corporate objectives that it considered critical to the near- and long-term success of the Company. The corporate objectives primarily consisted of the following: resubmit M207 NDA; complete a PK study for M207; complete a follow-on financing; implement expense management initiatives; achieve defined milestones for three active research and development collaborations; and achieve human capital goals with respect to diversity, equity and inclusion and key employee retention.
The Compensation Committee has not yet approved the amounts under our 2021 annual bonus program, if any, that may be payable to the named executive officers and as a result, no named executive officer has received an annual bonus with respect to 2021 as of the date of this Annual Report.
2021 Equity Award Grants
We periodically make equity grants to our employees, including our named executive officers. In 2021, we made grants of time- and performance-based restricted stock units and stock options to our named executive officers. The time-based restricted stock units awarded to our named executive officers in 2021 vest annually over four years, subject to continued service. The options awarded to our named executive officers in 2021 were granted with an exercise price equal to the closing market price of our ordinary shares on the date of grant, and require continued service for four years in order to vest fully. Options therefore compensate our executives only if our share price increases after the date of grant, and both options and restricted stock units require the executive to remain in service to the Company for a specified period to become fully vested and/or exercisable. The Compensation Committee thus considers options and restricted stock units an effective incentive and retention tool because they motivate our executives to increase shareholder value and remain with the Company.
In March 2021, we made the following grants of time-based restricted stock units and option awards to our named executive officers, which numbers reflect the 1-for-35 reverse stock split of our common stock effected on April 11, 2022:

	Restricted Stock Units	Option Awards
Steven Lo	6,642	26,141
Christine Matthews	2,321	4,642
Donald Kellerman, Pharm.D.	928	1,856
Hayley Lewis	928	1,856
The restricted stock units vest in substantially equal annual installments on each of the first four anniversaries of March 30, 2021, subject to the named executive officer’s continued service on each applicable vesting date. The option awards vest in substantially equal monthly installments over four years from the date of grant, subject to the named executive officer’s continued service on each applicable vesting date.

Performance Awards
In 2021, the Compensation Committee determined to implement a performance award program to reward the creation of long-term value for the Company and more closely align executives with shareholder interests. Under the performance award program, executives, including the named executive officers, were granted a combination of performance-based restricted stock units and stock options, which are eligible to be earned and vest based on the achievement of specified performance objectives related to research and development partnerships utilizing our technology platform and M207 commercialization during the performance period from March 31, 2021 – March 31, 2023 with an overall payout range of 0-100% of each award, as determined by the Board of Directors or the Compensation Committee.
In October 2021, we made the following grants of performance-based restricted stock units and option awards to our named executive officers other than Ms. Lewis, which numbers reflect the 1-for-35 reverse stock split of our common stock effected on April 11, 2022:

	Restricted Stock Units	Option Awards
Steven Lo	3,391	6,785
Christine Matthews	1,606	3,214
Donald Kellerman, Pharm.D.	284	571
The Compensation Committee determined the size of each named executive officer's equity awards after considering comparative market data provided by the Compensation Committee's compensation consultant, as well as the named executive officer's position, responsibilities and performance.
Outstanding Equity Awards at 2021 Fiscal Year End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2021. All share and per-share data take into account the 1-for-35 reverse stock split of our common stock effected on April 11, 2022.

	Option Awards (1)								Stock Awards (1)
Vesting Start Date	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Steven Lo
10/21/2019	6,964	(3)	5,893	(3)			67.90	10/21/2029
6/3/2020	3,133	(4)	5,224	(4)			35.35	6/3/2030
6/3/2020									3,133	(5)	51,538
3/18/2021	3,861	(6)	8,995	(6)			47.95	3/18/2031
3/30/2021	2,493	(4)	10,792	(4)			42.00	3/30/2031
3/30/2021									6,642	(5)	109,261
10/15/2021					6,785	(7)	22.05	10/15/2031
10/15/2021												3,391	(8)	55,782

Christine Matthews
2/26/2019	1,249	(3)	464	(3)			167.30	2/26/2029
6/11/2019	267	(4)	161	(4)			96.25	6/11/2029
5/1/2020	395	(3)	605	(3)			24.50	5/1/2030
6/3/2020	409	(4)	662	(4)			35.35	6/3/2030
6/3/2020									401	(5)	6,596
3/30/2021	873	(4)	3,769	(4)			42.00	3/30/2031
3/30/2021									2,321	(5)	38,180

	Option Awards (1)								Stock Awards (1)
Vesting Start Date	Number of Securities Underlying Unexercised Options (#) exercisable		Number of Securities Underlying Unexercised Options (#) unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
10/15/2021					3,214	(7)	22.05	10/15/2031
10/15/2021												1,606	(8)	26,419

Donald Kellerman, Pharm.D.
	42		—				1,582.00	12/15/2025
	38		—				1,799.00	3/29/2026
	257		—				399.00	11/2/2026
4/16/2018	2,618	(4)	238	(4)			148.40	4/16/2028
6/11/2019	536	(4)	320	(4)			96.25	6/11/2029
6/3/2020	404	(4)	666	(4)			35.35	6/3/2030
6/3/2020									401	(5)	6,596
3/30/2021	348	(4)	1,508	(4)			42.00	3/30/2031
3/30/2021									928	(5)	15,266
10/15/2021					571	(7)	22.05	10/15/2031
10/15/2021												284	(8)	4,672

Hayley Lewis
	42		—				1,582.00	12/15/2025
	38		—				1,799.00	3/29/2026
	257		—				399.00	11/2/2026
4/16/2018	2,498	(4)	—	(4)			148.40	4/16/2028
6/11/2019	499	(4)	—	(4)			96.25	6/11/2029
6/3/2020	359	(4)	—	(4)			35.35	6/3/2030
3/30/2021	234	(4)	—	(4)			42.00	3/30/2031

(1) The vesting of each option and restricted stock unit is subject to the holder's continued service with us through the applicable vesting date.
(2) The market value of unvested restricted stock units is based on the closing price of our Common Stock on Nasdaq of $16.45 per share on December 31, 2021.
(3) This option vests and becomes exercisable as to 25% of the underlying shares on the first anniversary of the vesting start date, and as to the remaining underlying shares in equal monthly installments over three years, resulting in the option being fully vested on the fourth anniversary of the vesting start date.
(4) This option vests and becomes exercisable in substantially equal monthly installments over four years so that the option is fully vested on the fourth anniversary of the vesting start date.
(5) The restricted stock units vest annually over four years from the vesting start date so that the restricted stock units are fully vested on the fourth anniversary of the vesting start date.
(6) This options vests and becomes exercisable in substantially equal monthly installments over 30 months so that the option is fully vested 30 months subsequent to the vesting start date.
(7) This option vests and becomes exercisable upon the completion of a performance vesting schedule during the applicable two-year performance period ending in March 2023, as described above. As of December 31, 2021, the achievement of the metrics associated with these options was not considered probable and accordingly, the number of shares reported with respect to these performance-vesting options is the number of shares that would be earned assuming the threshold performance is achieved, per SEC requirements.
(8) These restricted stock units vest upon completion of a performance vesting schedule during the applicable two-year performance period ending in March 2023, as described above. As of December 31, 2021, the achievement of the metrics associated with these awards was not considered probable and accordingly, the number of shares reported with respect to these performance-vesting restricted stock units is the number of shares that would be earned assuming threshold performance is achieved, per SEC requirements.
Employment Arrangements
As of December 31, 2021, we were a party to employment offer letters with Mr. Lo, Ms. Matthews and Dr. Kellerman. Ms. Lewis resigned from her employment effective October 22, 2021. These offer letters set forth the terms and conditions of employment of each named executive officer, including base salary, annual target bonus opportunities, initial equity award grants and standard employee benefit plan participation. The agreements also include certain change in control and severance provisions.
Pursuant to the terms of Mr. Lo’s offer letter, in the event of termination of his employment other than for cause or for good reason (as defined in his offer letter), in either case, other than during the one-year period following a change in control of the Company, then, subject to his execution of a release of claims against the Company, Mr. Lo will receive continued payment of his base salary for 12 months following termination and payment or reimbursement of continued healthcare premiums for up to 12 months. In addition, the vesting of Mr. Lo’s equity awards will accelerate with respect to 25% of any then-unvested shares upon such termination. In the event of Mr. Lo’s termination of employment by the Company without cause or his resignation for good reason, in either case, during the one-year period following a change in control of the Company, then, subject to his execution of a release of claims against the Company, Mr. Lo will receive a lump sum severance payment equal to (i) 18 months of his then-current base salary plus (ii) an amount equal to any bonus earned for the prior fiscal year, and payment or reimbursement of continued healthcare premiums for up to 18 months. In addition, the vesting of Mr. Lo’s equity awards will accelerate in full upon such termination. Under the offer letter, in the event of Mr. Lo’s disability, the Company will also pay base salary and provide employee benefits to Mr. Lo, in each case, for up to 12 weeks during any period of 365 consecutive calendar days.
Pursuant to the offer letter with Ms. Matthews and the amended offer letter with Dr. Kellerman, in the event of a termination of employment without cause or for good reason (as defined in their respective offer letters), subject to the execution of an effective release of claims against the Company, the named executive officer will be entitled to receive his or her base salary for a period of six months and healthcare coverage for a period of up to six months. In addition, any stock options and other equity awards will accelerate as to 25% of any then unvested shares. In the event of a termination without cause or for good reason within the one-year period following a change in control, subject to the execution of an effective release of claims against the Company, the named executive officer will be entitled to receive a lump sum severance payment equal to (i) 12 months of base salary plus (ii) an amount equal to his or her bonus, if any, earned for the immediately preceding fiscal year, and payment or reimbursement of continued healthcare premiums for up to 12 months. In addition, any stock options and other equity awards will accelerate as to 100% of any then unvested shares. In the event of disability, the Company has also agreed to pay base salary and provide benefits, in each case, for up to 12 weeks during any period of 365 consecutive calendar days.
Retention Program
On March 14, 2022, the Board of Directors adopted a retention bonus program for certain key employees, including Mr. Lo and Ms. Matthews. Pursuant to the retention bonus program, retention bonuses were paid on March 31, 2022, subject to the employee’s continued employment through the earlier of (i) July 31, 2022 and (ii) a change in control; provided that if the employee is terminated prior to such date by the Company without cause (as defined in Mr. Lo and Ms. Matthew’s employment offer letters) or due to the employee’s death or disability, such employee will be deemed to have earned his or her retention bonus. If either employee does not earn his or her retention bonus, the after-tax amount of such bonus (based on the highest marginal tax rate applicable) shall be required to be repaid to the Company. Mr. Lo received a bonus of $178,500 and Ms. Matthews received a bonus of $93,333 under the retention bonus program.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information
We have two compensation plans under which equity securities are currently outstanding: our Amended and Restated 2014 Equity and Incentive Plan and our 2012 Stock Incentive Plan. In connection with the consummation of our initial public offering of common stock in January 2015, our Board of Directors terminated the 2012 Stock Incentive Plan effective as of January 27, 2015 and no further awards may be issued under the 2012 Stock Incentive Plan, except that the awards outstanding under the 2012 Stock Incentive Plan at the time of its termination continue to be governed by the terms of the 2012 Stock Incentive Plan. Our 2014 Equity and Incentive Plan was approved by our stockholders in July 2014 and our 2012 Stock Incentive Plan was approved by our stockholders in April 2012. The following table provides certain information as of December 31, 2021, with respect to all of our equity compensation plans in effect on that date. The following information takes into account the 1-for-35 reverse stock split of our common stock that was effected on April 11, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (1) (2)	158,045	$75.07	(3)	14,737
Equity compensation plans not approved by security holders (4)	22,070	$50.67		—
Total	180,115			14,737

(1) Consists of the Amended and Restated 2014 Equity and Incentive Plan and the 2012 Stock Incentive Plan. Consists of 129,657 shares of common stock underlying outstanding options and 28,388 shares of common stock underlying outstanding restricted stock units.
(2) The Amended and Restated 2014 Equity and Incentive Plan contains an "evergreen" provision, pursuant to which, beginning January 1, 2019 and continuing thereafter, the number of shares of common stock reserved and issuable under the plan increases by (a) 3.5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or (b) such lesser number of shares of common stock as determined by the Compensation Committee.
(3) Represents the weighted average exercise price of outstanding options and is calculated without taking into account outstanding restricted stock units.
(4) Represents inducement option grants granted without the approval of our stockholders in reliance on Nasdaq Listing Rule 5635(c). Such options vest as to 25% of the underlying shares on the first anniversary of the commencement of the employee’s employment with the Company and as to 1/48th of the shares on each monthly anniversary thereafter subject to such employee’s continued service. The options have an exercise price equal to the fair market value of our common stock on the date of grant and have a term of no more than ten years.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information with respect to the beneficial ownership of our common stock as of the close of business on April 15, 2022 by:
•each person or entity who is known by us to own beneficially more than 5% of our common stock;
•each of our directors;
•each of our named executive officers; and
•all of our executive officers and directors as a group.
As of April 15, 2022, based on a review of documents required to be filed with the SEC, we did not have any greater-than-5% stockholders.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 15, 2022 or restricted stock units that vest within 60 days of April 15, 2022 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o Zosano Pharma Corporation, 34790 Ardentech Court, Fremont, California 94555.
Each stockholder’s percentage ownership is determined in accordance with Rule 13d-3 under the Exchange Act and is based on 4,902,260 shares of our common stock outstanding as of the close of business on April 15, 2022 and takes into account the 1-for-35 reverse stock split of our common stock effected on April 11, 2022.

Name of Beneficial Owner	Total Shares Beneficially Owned	Percentage

Current Directors and Named Executive Officers
Steven Lo (1)	26,121	*
Donald Kellerman (2)	5,420	*
Hayley Lewis	134	*
Christine Matthews (3)	5,054	*
Steven A. Elms (4)	80,346	1.6%
Linda Grais M.D., J.D. (5)	2,536	*
Kenneth Greathouse (6)	3,410	*
Joseph "Jay" P. Hagan (7)	2,793	*
Kathy McGee (8)	643	*
Elaine Yang	—	—
Current Directors and Executive Officers as a Group (9 persons) (9)	126,323	2.6%

*	Less than 1%
(1)
Consists of: (i) 2,706 shares of common stock; (ii) 22,370 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022; and (iii) 1,045 shares of common stock underlying unvested restricted stock units which will vest within 60 days of April 15, 2022.

(2)	Consists of: (i) 366 shares of common stock; (ii) 4,920 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022; and (iii) 134 shares of common stock underlying unvested restricted stock units which will vest within 60 days of April 15, 2022.

(3)	Consists of: (i) 715 shares of common stock; (ii) 4,205 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022; and (iii) 134 shares of common stock underlying unvested restricted stock units which will vest within 60 days of April 15, 2022.

(4)	Consists of: (i) 77,663 shares held by Aisling Capital IV, LP, whose general partner is Aisling Capital Partners IV, LP, of which Mr. Elms is a member and shares voting and dispositive power (Mr. Elms disclaims beneficial ownership in these shares except to the extent of his pecuniary interest therein); (ii) 214 shares of common stock held by Mr. Elms; (iii) 2,041 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022; and (iv) 428 shares of common stock underlying unvested restricted stock units which will vest within 60 days of April 15, 2022.

(5)	Consists of: (i) 214 shares of common stock; (ii) 1,894 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022; and (iii) 428 shares of common stock underlying unvested restricted stock units which will vest within 60 days of April 15, 2022.

(6)	Consists of: (i) 814 shares of common stock; (ii) 2,168 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022, and (iii) 428 shares of common stock underlying unvested restricted stock units which will vest within 60 days of April 15, 2022.

(7)	Consists of: (i) 214 shares of common stock; (ii) 2,151 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022, and (iii) 428 shares of common stock underlying unvested restricted stock units which will vest within 60 days of April 15, 2022.

(8)	Consists of 643 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022.

(9)	Consists of: (i) 82,906 shares of common stock; (ii) 40,392 shares of common stock issuable upon exercise of outstanding options exercisable within 60 days of April 15, 2022; and (iii) 3,025 shares of common stock underlying unvested restricted stock units which will vest within 60 days of April 15, 2022.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Since January 1, 2020, we have engaged in the following transaction in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that this transaction was on terms as favorable as could have been obtained from unrelated third-parties. The following information takes into account the 1-for-35 reverse stock split of our common stock that was effected on April 11, 2022.
February 2020 Underwritten Offering
On February 14, 2020, we closed an underwritten offering with H.C. Wainwright & Co. (“Wainwright”) for the issuance and sale of (i) 289,890 Class A Units, each consisting of one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $22.75 per Class A Unit, and (ii) 61,758 Class B Units, each consisting of one Series D Pre-Funded Warrant (“Series D Warrant”) to purchase one share of common stock and one Series C Warrant to purchase one share of common stock, at a public offering price of $22.7465 per Class B Unit. We granted Wainwright a 30-day option to purchase up to an additional 52,747 shares of common stock and/or additional Series C Warrants to purchase up to 52,747 shares of common stock. Wainwright fully exercised its option to purchase the additional shares and Series C Warrants.
Armistice Capital Master Fund, Ltd. (“Armistice”) purchased 100,000 shares of common stock, a Series C Warrant to purchase up to 131,868 shares of common stock and a Series D Warrant to purchase up to 31,868 shares of common stock in the offering for approximately $3.0 million. As a result of this transaction, Armistice temporarily became a greater than 5% stockholder.
Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”) purchased 80,000 shares of common stock, a Series C Warrant to purchase up to 109,890 shares of common stock and a Series D Warrant to purchase up to 29,890 shares of common stock in the offering for approximately $2.5 million. As a result of this transaction, Sabby temporarily became a greater than 5% stockholder.
Telemetry Investments, LLC (“Telemetry”) purchased 42,857 shares of common stock and a Series C Warrant to purchase up to 42,857 shares of common stock in the offering for approximately $975,000. As a result of this transaction, Telemetry temporarily became a greater than 5% stockholder.
The Series D Warrants had an exercise price of $0.0035 per share, and Armistice and Sabby fully exercised the Series D Warrants in connection with the closing of the offering. The Series C Warrants have an exercise price of $22.75 per share and Armistice, Sabby and Telemetry have fully exercised their Series C Warrants.
March 2020 Registered Direct Offering
On March 4, 2020, we entered into a securities purchase agreement with certain institutional investors for the issuance and sale of an aggregate of (i) 340,100 shares of common stock and (ii) warrants to purchase up to a total of 340,100 shares of common stock at an offering price of $32.4625 per share and accompanying warrant in a registered direct offering. In the offering, Armistice purchased 77,011 shares of common stock and a warrant to purchase up to 77,011 shares of common stock for approximately $2.5 million, Sabby purchased 77,011 shares of common stock and a warrant to purchase up to 77,011 shares of common stock for approximately $2.5 million and Telemetry purchased 30,804 shares of common stock and a warrant to purchase up to 30,804 shares of common stock for approximately $1.0 million. Armistice, Sabby and Telemetry have fully exercised all of their warrants.
February 2022 Underwritten Offering
On February 8, 2022, we entered into an underwriting agreement with Maxim Group LLC (“Maxim”) related to the public offering by the Company of 1,464,285 units (“Units”), each consisting of one share of our common stock and one Series F Common Stock Purchase Warrant to purchase one share of our common stock, at a public offering price of $10.50 per Unit. We also granted Maxim an option for a period of 30 days to purchase up to an additional 219,642 shares of common stock and/or additional Series F Warrants to purchase up to 219,642 shares of common stock. Maxim partially exercised the option and purchased the additional Series F Warrants to purchase up to 219,642 shares of common stock. As a part of this offering, we believe entities affiliated with Armistice acquired an aggregate of 328,571 Units, consisting of 328,571 shares of our common stock and a Series F Common Stock Purchase Warrant to purchase up to 328,571 shares of our common stock for approximately $3.5 million. As a result of this transaction, we believe entities affiliated with Armistice temporarily owned more than 5% of our outstanding common stock.
Indemnification of Officers and Directors
Our Certificate of Incorporation and our Bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our directors that are broader in scope than the specific indemnification provisions contained in the Delaware General Corporation Law.
Policies and Procedures for Related Person Transactions
Pursuant to the charter of our Audit Committee, our Audit Committee is responsible for reviewing and approving in advance any related person transactions. For the purposes of this policy, a “related person transaction” is any transaction between us and any (a) of our directors or executive officers, (b) nominee for election as a director, (c) person known to us to own more than five percent of any class of our voting securities, or (d) member of the immediate family of any such person, if the nature of such transaction is such that it would be required to be disclosed under Item 404 of Regulation S-K (or any similar successor provision).
In determining whether to approve a related person transaction, the Audit Committee will consider, among other factors it deems appropriate, whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third person under the same or similar circumstances and the extent of the related person’s interest in the transaction.
Director Independence
Our common stock is listed on the Nasdaq Capital Market tier of Nasdaq. Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s Board of Directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and compensation committee members must satisfy heightened independence criteria set forth in the Nasdaq rules. Under the Nasdaq rules, a company’s Board of Directors must affirmatively determine whether or not each director qualifies as an “independent director.” A director will only qualify as an “independent director” if, in the opinion of the company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
In order to be considered to be independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the Board of Directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.
Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of Mr. Elms, Dr. Grais, Mr. Greathouse, Mr. Hagan and Mses. McGee and Yang is an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Listing Rules, and that Mr. Lo, our President and Chief Executive Officer, is not an “independent director.” During 2021, John P. Walker and Kleanthis G. Xanthopoulos, Ph.D. also served on our Board of Directors. Mr. Walker retired from the Board of Directors effective June 10, 2021 and Mr. Xanthopoulos resigned from the Board of Directors effective December 31, 2021. Mr. Walker was not “independent” because he was formerly our President and Chief Executive Officer. Our Board of Directors determined that Mr. Xanthopoulos was “independent” during the time of his service on our Board of Directors. In addition, the Board of Directors determined that each of Dr. Grais, Mr. Hagan and Mses. McGee and Yang is, and that during the time of his service on the Audit Committee, Mr. Greathouse was, an “independent director” as defined under Rule 10A-3 under the Exchange Act. In making this determination, our Board of Directors considered the relationships that each non-employee director has with the Company and all other facts and circumstances our Board of Directors deemed relevant in determining the independence of such directors, including the beneficial ownership of our capital stock by each non-employee director and by entities with which each non-employee director is associated.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table represents aggregate fees billed to us by Deloitte & Touche LLP (San Francisco, California, PCAOB No. 34), our independent registered public accounting firm, for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit fees (1)	$673,136	$611,952
Audit-related fees (2)	—	—
Tax fees (3)	14,797	54,550
All other fees (4)	—	—
Total fees	$687,933	$666,502

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
(4) Represents any other fees billed by our principal accountant and not reported under “Audit Fees,” “Audit-related fees” and “Tax fees.”
Pre-Approval Policies and Procedures
Our Audit Committee’s pre-approval policies or procedures do not allow our management to engage our independent registered public accounting firm to provide any audit, review or attestation services or any permitted non-audit services without specific Audit Committee pre-approval of the engagement for those services. All of the services provided by Deloitte & Touche LLP during 2021 and 2020 were pre-approved.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
(1) FINANCIAL STATEMENTS
Financial Statements—See index on page 76 to Financial Statements on Item 8 of the Original Filing.
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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Authorized Share Increase) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Reverse Stock Split) (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

3.5
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on April 11, 2022 (Reverse Stock Split) (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2022)

4.1
Specimen certificate evidencing shares of common stock of Zosano Pharma Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed with the Commission on July 25, 2014)

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

10.37	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 9, 2022)

10.38	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on February 9, 2022)

10.39++
Amendment to Manufacturing and Supply Agreement, dated September 25, 2018 with Patheon Manufacturing Services LLC (incorporated by reference to Exhibit 10.40 to the registrant's Annual Report on Form 10-K filed with the Commission on March 17, 2022)

10.40#
Form of Zosano Pharma Corporation Nonstatutory Stock Option Agreement under Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.41 to the registrant's Annual Report on Form 10-K filed with the Commission on March 17, 2022)

10.41#
Form of Zosano Pharma Corporation Performance Stock Unit Restricted Stock Unit Award Agreement under Zosano Pharma Corporation Amended and Restated 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.42 to the registrant's Annual Report on Form 10-K filed with the Commission on March 17, 2022)

10.42
Second Amendment to Lease Documents, dated March 11, 2022, by and between the Company and Trinity Funding 1, LLC (incorporated by reference to Exhibit 10.43 to the registrant's Annual Report on Form 10-K filed with the Commission on March 17, 2022)

10.43
Underwriting Agreement, dated February 8, 2022, between Zosano Pharma Corporation and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 8, 2022)

10.44#*	Zosano Pharma Corporation Retention Bonus Plan

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the registrant's Annual Report on Form 10-K filed with the Commission on March 17, 2022)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (previously filed with Original Filing)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended (previously filed with Original Filing)

31.3*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.4*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1†
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (previously filed with Original Filing)

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

ZOSANO PHARMA CORPORATION

By:	/s/ Steven Lo
Steven Lo
Chief Executive Officer
Date:	April 29, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Lo	Chief Executive Officer (Principal Executive Officer)	April 29, 2022
Steven Lo

/s/ Christine Matthews	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2022
Christine Matthews

*	Director	April 29, 2022
Steven A. Elms

*	Director	April 29, 2022
Linda S. Grais

*	Director	April 29, 2022
Kenneth R. Greathouse

*	Director	April 29, 2022
Joseph P. Hagan

*	Director	April 29, 2022
Kathy McGee

*	Director	April 29, 2022
Elaine Yang

* By: /s/ Steven Lo
Steven Lo
Attorney-in-fact