Form 10-Q
period 2022-03-31
Zosano Pharma Corp
filed 2022-05-13
CIK 1587221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒
As of May 11, 2022, the registrant had a total of 4,902,260 shares of its common stock, $0.0001 par value per share, outstanding.

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
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:
•our expectations regarding our expenses and revenue, the sufficiency of our cash resources, needs for additional financing and ability to continue our operations;
•our ability to continue as a going concern;
•the potential for future impairment of our long-lived assets;
•the potential for resubmitting a 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (“FDA”);
•our expectations regarding the clinical effectiveness and safety of our product candidates;
•the ability to obtain and maintain regulatory approval of our product candidates, and the labeling for any approved product;
•our manufacturing capabilities and strategy, and our ability to establish and maintain relationships with contract manufacturing organization(s) (“CMOs”);
•the anticipated timing, costs and conduct of any clinical trials and preclinical studies;
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
•our ability to retain key personnel;
•our expectations regarding federal, state and foreign regulatory requirements;
•the timing of and expected costs related to workforce reduction activities;
•our ability to pursue strategic alternatives and our anticipated general and administrative expenses relating to the same;
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
•We will need to obtain substantial additional funding to fund our operations, and we will not be able to continue as a going concern if we are unable to do so. Without additional capital, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations. Our ability to raise capital is limited by the significant decline in our market capitalization and current market conditions.
•We have a history of operating losses. We expect to continue to incur additional significant losses in the foreseeable future and are not likely to become profitable.
•We have made significant investments in property and equipment, and, in the quarter ended March 31, 2022, we recorded an impairment of our long-lived property and equipment and right-of-use assets in the amount of $25.9 million, or approximately 71% of the carrying value at the date of impairment, and, in the future, we could see further impairment of our long-lived property and equipment and right-of-use assets if our estimates of future undiscounted cash flows are not greater than the carrying value of the long-lived assets. Additionally, if we commit to a plan to sell our property and equipment assets, any amount that we may receive for the assets could be significantly less than fair value.
•We have generated only limited revenues, and even if we were to resume our product development activities, we would need substantial additional capital to develop and commercialize our product candidates, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or lead product candidates.
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
•The development and commercialization of our product candidates are subject to many risks. For example, on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA in response to our NDA for M207, and based on feedback from the FDA, we conducted an additional pharmacokinetic (“PK”) study for inclusion in an NDA resubmission package. On February 17, 2022, we received a response letter from the FDA with regard to our January 18, 2022 resubmission of the M207 NDA, stating that the FDA did not consider the resubmitted M207 NDA to be a complete response to the deficiencies identified in the FDA’s October 20, 2020 CRL, and that the FDA will not begin substantive review of the application until a complete response is received. In April 2022, in order to preserve our capital and cash resources, we suspended our M207 program. We currently do not have capital or resources to continue with the development of M207 or resubmission of the M207 NDA. If we do not successfully develop, receive approval for, and commercialize our product candidates, our business will be adversely affected.
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
•The COVID-19 pandemic, including any strains or variants of the virus, could adversely impact our business.
•The results of our clinical trials may not support the intended use of any product candidates we may develop.
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
•We currently depend on third-party suppliers for manufacture of certain components of our product candidates. If these manufacturers fail to provide us or our collaborators with adequate supplies of materials for clinical trials or commercial product or fail to comply with the requirements of regulatory authorities, we may be unable to develop or commercialize product candidates we may develop.
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
•We have no experience selling, marketing or distributing approved product candidates and currently have no internal capabilities to do so, and, if we resume our M207 program, we will rely on Eversana or other third parties for the commercialization of M207, and we and they may not be able to effectively market, sell and distribute M207, if approved. An amendment to the Eversana agreement provides that, if the M207 NDA is approved, the deferral mechanism, payment terms and loan terms in the master services agreement will be adjusted as mutually agreed by both parties. There is no guarantee that we and Eversana will reach an agreement on the deferral mechanism, payment terms and loan terms.
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
•We are highly dependent on the technical, financial and business development expertise of our executive officers and other employees at our Fremont, California facility. A number of employees terminated pursuant to our March 2022 and April 2022 workforce reductions had extensive knowledge of our technology and manufacturing processes, and the loss of technical expertise resulting from these workforce reductions will result in delays in product development if we resume our M207 program and diversion of management resources.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

ZOSANO PHARMA CORPORATION
CONDENSED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,529	$11,043
Accounts receivable	91	146
Prepaid expenses and other current assets	2,012	420
Total current assets	15,632	11,609
Restricted cash	455	455
Property and equipment, net	7,922	32,557
Operating lease right-of-use assets	2,436	3,769
Total assets	$26,445	$48,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,720	$2,120
Accrued compensation	475	1,767
Build-to-suit obligation, current portion, net of debt issuance costs and discount	1,739	3,822
Operating lease liabilities, current portion	1,642	1,606
Other accrued liabilities	2,154	1,818
Total current liabilities	9,730	11,133
Build-to-suit obligation, long-term portion, net of debt issuance costs and discount	—	970
Operating lease liabilities, long-term portion	2,662	3,081
Other long-term liabilities	—	231
Total liabilities	12,392	15,415
Commitments and contingencies (see note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 4,902,260 and 3,434,451 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	409,577	395,090
Accumulated deficit	(395,524)	(362,115)
Total stockholders’ equity	14,053	32,975
Total liabilities and stockholders’ equity	$26,445	$48,390

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Service revenue	$132	$258
Operating expenses:
Cost of service revenue	86	162
Research and development	4,481	5,330
General and administrative	2,942	2,814
Impairment loss	25,941	—
Total operating expenses	33,450	8,306
Loss from operations	(33,318)	(8,048)
Other income (expense):
Interest income	2	1
Interest expense	(73)	(97)
Other income (expense), net	(20)	2
Loss before provision for income taxes	(33,409)	(8,142)
Provision for income taxes	—	—
Net loss	$(33,409)	$(8,142)

Net loss per common share – basic and diluted	$(7.86)	$(2.73)
Weighted-average common shares used in computing net loss per common share – basic and diluted	4,248	2,981

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2022	3,434,451	—	$395,090	$(362,115)	$32,975
Issuance of common stock and Series F warrants in connection with public offering, net	1,464,284	—	14,053	—	14,053
Release of restricted stock units	3,525	—	—	—	—
Stock-based compensation	—	—	434	—	434
Net loss	—	—	—	(33,409)	(33,409)
Balance at March 31, 2022	4,902,260	$—	$409,577	$(395,524)	$14,053

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	2,916,177	$—	$379,705	$(332,190)	$47,515
Issuance of common stock upon exercise of Series E warrants	116,533	—	3,274	—	3,274
Issuance of common stock upon exercise of Series C warrants	4,143	—	94	—	94
Issuance of common stock in connection with at-the-market offering, net	2,370	—	—	—	—
Stock-based compensation	—	—	410	—	410
Net loss	—	—	—	(8,142)	(8,142)
Balance at March 31, 2021	3,039,223	$—	$383,483	$(340,332)	$43,151

The accompanying notes are an integral part of these financial statements.

ZOSANO PHARMA CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,409)	$(8,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	435
Stock-based compensation	434	410
Change in operating lease right-of-use assets	259	277
Accretion of asset retirement obligation	249	3
Effective interest on financing obligations	56	141
Capitalized effective interest	(28)	(102)
Loss on impairment of long-lived assets	25,941	—
Change in operating assets and liabilities:
Accounts receivable, prepaid expenses and other assets	(1,488)	(1,138)
Accounts payable	724	332
Accrued compensation and other accrued liabilities	(1,145)	651
Operating lease liabilities	(383)	(327)
Net cash used in operating activities	(8,540)	(7,460)
Cash flows from investing activities:
Purchases of property and equipment	(65)	(3,236)
Net cash used in investing activities	(65)	(3,236)
Cash flows from financing activities:
Proceeds from offering of securities, net of commissions and offering costs	14,203	—
Proceeds from exercise of Series E warrants	—	3,274
Proceeds from issuance of securities in connection with at-the-market offering program, net of commissions and offering costs	—	105
Proceeds from exercise of Series C warrants	—	94
Principal payments on financing obligations	(3,112)	(1,158)
Net cash provided by financing activities	11,091	2,315
Net increase (decrease) in cash, cash equivalents and restricted cash	2,486	(8,381)
Cash, cash equivalents and restricted cash at beginning of period	11,498	35,718
Cash, cash equivalents and restricted cash at end of period	$13,984	$27,337

Cash and cash equivalents	$13,529	$26,882
Restricted cash	455	455
Cash, cash equivalents and restricted cash at end of period	$13,984	$27,337

Supplemental cash flow information:
Cash paid for interest	$81	$198
Non-cash investing and financing activities:
Acquisition of property and equipment under accounts payable and other accrued liabilities	$1,547	$1,750
Accrued offering costs	$150	$105
Asset retirement obligation	$—	$89

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
The Company submitted a 505(b)(2) New Drug Application (“NDA”) for M207 to the U.S. Food and Drug Administration (the “FDA”) on December 20, 2019, and on October 20, 2020, the Company received a Complete Response Letter (the “CRL”) from the FDA with respect to the NDA.
On January 18, 2022, the Company resubmitted its NDA to the FDA under Section 505(b)(2) of the Food, Drug, and Cosmetic Act. On February 17, 2022, the Company received a response letter from the FDA (the "FDA Notice") stating that they did not consider the resubmitted NDA to be a complete response to the deficiencies identified in the CRL and that the FDA will not begin substantive review of the application until a complete response is received.
On April 14, 2022, the FDA granted the Company a twelve-month extension until April 20, 2023 to resubmit its NDA without considering the application to have been withdrawn. However, in order to preserve its capital and cash resources, the Company has suspended its M207 program, manufacturing operations at its Fremont, California facility and activities at its third-party contract manufacturing organizations ("CMOs") related to the qualification of commercial manufacturing equipment. The Company does not currently have capital or resources to continue with the development of M207 or resubmission of the NDA.
Liquidity and Substantial Doubt about Going Concern
Since inception, the Company has incurred recurring operating losses and negative cash flows from operating activities, and expects to incur significant losses in the foreseeable future. As of March 31, 2022, the Company had an accumulated deficit of $395.5 million and approximately $13.5 million in cash and cash equivalents. The Company does not have cash and cash equivalents sufficient to fund its anticipated level of operations and meet its obligations as they become due within twelve months following the date of filing of this Quarterly Report on Form 10-Q. If the Company is not able to obtain required funding in the near future or obtain funding on favorable terms it will have a material adverse effect on its operations. Without additional capital, the Company's liquidity, financial condition and business prospects will be materially and adversely affected, and it may have to cease operations. Additionally, the Company's ability to raise capital is limited by the significant decline in the Company's market capitalization and current market conditions.
The Company has retained SierraConstellation Partners, LLC, as an independent financial advisor to assist in exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and restructuring, amendment or refinancing of existing liabilities. The Company is also evaluating various alternatives to improve its liquidity, including but not limited to, further reductions of operating expenditures and other contractual obligations. There can be no assurances that the Company will be able to successfully raise capital, improve its financial position and liquidity, restructure its obligations, enter into any asset or equity sale, joint venture or partnership opportunity and/or otherwise achieve any of these objectives.
The Company is seeking opportunities to evaluate collaborations with strategic partners to further the clinical development of its technology. However, it cannot forecast with any degree of certainty if it will receive additional capital or collaboration revenue in the future, as a result of any partnership that it might pursue for any potential future use of its technology or how such arrangements would affect its development plans or capital requirements. As a result of these uncertainties, the Company is unable to determine the duration and completion of costs of research and development projects or if, when and to what extent it will generate revenue. Additionally, a future collaborative partner may only be interested in applying the Company's technology in the development and advancement of their own product candidates.
The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic. Due to the COVID-19 pandemic, there has been uncertainty in the global financial markets and economic conditions. The Company is closely monitoring the impact of the COVID-19 pandemic on its business, including how it may impact its employees, any clinical trials, third-party service providers who perform critical services for the Company's business and its ability to raise capital through an equity financing, debt financing, a license or collaboration or a combination of such sources of capital, and as a result, its ability to continue as a going concern. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company's business, results of operations and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it. As of the date of issuance of this Quarterly Report on Form 10-Q, management is not aware of any specific event or circumstances that would require an update to its estimates or a revision of the carrying value of its assets or liabilities. These estimates may change, as new events occur, and additional information is obtained.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. They do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other subsequent period. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K and filed with the United States Securities and Exchange Commission (“SEC”) on March 17, 2022. The preparation of the accompanying financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods reported. Actual results could differ from those estimates or assumptions.
Reverse Stock Split
On April 8, 2022, at a special meeting of stockholders, the Company's stockholders approved a proposal authorizing its board of directors, in its discretion, to effect a reverse stock split of the Company's outstanding shares of common stock at a ratio ranging from 1-for-5 to 1-for-50 to be determined by the board of directors and effected, if at all, no later than May 16, 2022. On April 8, 2022, the Company's board of directors approved a 1-for-35 reverse stock split of the Company's outstanding common stock, which was effected on April 11, 2022. At the effective time, every thirty-five shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock. The par value remained unchanged at $0.0001 per share. No fractional shares of common stock were issued in the reverse stock split, but in lieu thereof, each holder of common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. A proportionate adjustment was made to the per share exercise price, if applicable, and the number of shares issuable upon the exercise or vesting of outstanding equity awards, options and warrants to purchase shares of the Company's common stock and to the number of shares reserved for issuance pursuant to its equity incentive compensation plans. The reverse stock split affected all stockholders of the Company's common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock as of April 11, 2022 decreased from 171,579,255 (pre-split) shares to 4,902,260 (post-split) shares. Unless otherwise noted, all share and per share information included in these financial statements have been retroactively adjusted to give effect to the reverse stock split.
The reverse stock split did not affect the number of shares of common stock authorized for issuance under the Company's certificate of incorporation, which remained at 250,000,000 shares.
Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in Note 2 of the "Notes to the Financial Statements" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.
As of March 31, 2022 and December 31, 2021, the Company had restricted cash of approximately $0.5 million consisting primarily of deposits of $0.3 million to secure its building lease until the end of the lease term and a deposit of approximately $0.1 million to a utility provider.
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
The carrying values of certain assets and liabilities of the Company, such as cash equivalents and accounts payable, approximate fair value due to their relatively short maturities. The carrying value of the Company’s short-term financial obligations approximates their fair value as the terms of the borrowing are consistent with current market rates and the duration to maturity is short. The carrying value of the Company's long-term financial obligations approximates fair value as interest rates approximate market rates that the Company could obtain for debt with similar terms and maturities.
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
The following outstanding common stock equivalents were excluded from the computations of diluted net loss per common share for the periods presented as the effect of including such securities would be antidilutive:

	March 31, 2022	March 31, 2021
	(unaudited; shares)
Warrants to purchase common stock	1,704,739	26,413
Options to purchase common stock	141,681	123,363
RSUs	23,558	26,370
Total	1,869,978	176,146

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
The term of the Eversana Agreement is five years following the date, if any, that the FDA approves the M207 NDA. The Company may terminate the Eversana Agreement if Eversana fails to provide pre-commercial or commercial plans and budgets by specified dates, if the Company decides to discontinue development or commercialization efforts for M207 in the United States (subject to a termination payment if such termination occurs within a specified time period), or upon a change of control of the Company. Either party can terminate the Eversana Agreement if net profits are not realized within a specified time period following commercial launch, for material breach of the Eversana Agreement by the other party that is not cured within a defined time period, for insolvency of the other party, if M207 is subject to a safety recall in the United States or if M207 is not commercially launched within a specified time period after FDA approval of the NDA (other than by reason of the terminating party’s failure to perform its obligations under the Eversana Agreement).
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
The Company is accounting for the Eversana Agreement as a collaborative arrangement. As of March 31, 2022, no material accruals, expenses, payments, or revenues were recorded by the Company in connection with the Eversana Agreement.
4.    Impairment Loss
The Company determined that receipt of the FDA Notice on February 17, 2022 was an indicator of impairment and performed an impairment analysis of its property and equipment and right-of-use assets as of that date. The analysis determined that the fair value of the assets, which was calculated using the cost approach for property and equipment and a market approach for right-of-use assets, was lower than the carrying value. The cost approach uses a current replacement and/or reproduction cost minus physical deterioration, functional and economic obsolescence, with consideration for lack of marketability. Accordingly, the Company recorded an impairment loss of $25.9 million for the three months ended March 31, 2022, consisting of $24.8 million of property and equipment and $1.1 million of right-of-use assets. The impairment loss was primarily related to the write-down of specialized equipment and related manufacturing space for the commercial manufacture of the Company's suspended M207 program.
In association with the impairment analysis, the following assets were measured at fair value at February 17, 2022:

		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
Property and equipment	$7,965	$—	$—	$7,965
Operating lease right-of-use assets	$2,550	$—	$—	$2,550

5.    Cash Equivalents
The following table summarizes the Company's cash equivalents at fair value on a recurring basis:

As of March 31, 2022:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(unaudited; in thousands)
Money market funds classified as cash equivalents	$11,921	$11,921	$—	$—

As of December 31, 2021:		Fair Value Measurements
	Total	Quoted prices in active market Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
	(in thousands)
Money market funds classified as cash equivalents	$9,421	$9,421	$—	$—

6.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
The following table summarizes the Company’s prepaid expenses and other current assets for each of the periods presented:

	March 31, 2022	December 31, 2021
	(unaudited; in thousands)	(in thousands)
Prepaid insurance	$912	$79
Prepaid services	893	146
Prepaid software and subscriptions	72	87
Deferred offering costs	67	85
Unbilled revenue	16	—
Other	52	23
Total	$2,012	$420

Property and Equipment
The following table summarizes the Company’s property and equipment for each of the periods presented:

	March 31, 2022	December 31, 2021
	(unaudited; in thousands)	(in thousands)
Leasehold improvements	$17,622	$24,301
Manufacturing equipment	12,365	15,075
Laboratory and office equipment	1,457	1,641
Computer equipment and software	177	181
Construction-in-progress	6,438	21,348
Property and equipment, gross	38,059	62,546
Less: accumulated depreciation	(30,137)	(29,989)
Total	$7,922	$32,557
In the first quarter of 2022, the Company recorded an impairment loss on its property and equipment of $24.8 million (See Note 4. Impairment Loss). Depreciation expense was approximately $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
Construction-in-progress included $5.5 million and $16.5 million of an asset relating to the build-to-suit arrangement for construction of the Company's commercial coating and primary packaging system as of March 31, 2022 and December 31, 2021, respectively, of which capitalized construction period interest was $3.3 million as of December 31, 2021 (See Note 8. Debt Financing). The Company did not capitalize any interest after the impairment of the Company's long-lived assets and all construction period interest was recorded as an impairment loss in the Company's condensed statement of operations for the three months ended March 31, 2022.
Other Accrued Liabilities
The following table summarizes the Company’s other accrued liabilities for each of the periods presented:

	March 31, 2022	December 31, 2021
	(unaudited; in thousands)	(in thousands)
Construction-in-progress obligations	$594	$918
Asset retirement obligation	460	—
Contract manufacturing services	408	17
Accrued taxes	217	—
Professional service fees	183	258
Pre-clinical and clinical studies	124	397
Deferred revenue	—	26
Other	168	202
Total	$2,154	$1,818

Construction-in-progress obligations represent accrued liabilities for construction of dedicated manufacturing space at one of the Company's CMOs. The asset retirement obligation represents the costs that would be required to be paid to this CMO to remove the Company's equipment and restore its facility (See Note 11. Commitments and Contingencies).
7.    Leases
Operating Leases
The Company has a non-cancelable operating lease for office, research and development, and manufacturing facilities in Fremont, California through August 31, 2024, with an option to further extend the lease for an additional 60 months subject to certain terms and conditions. The Company also has operating leases for manufacturing space at two of its CMOs. The operating leases are embedded in agreements with these CMOs that include lease and non-lease components.

The following table summarizes the impact of the Company's operating leases on its financial statements for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(unaudited; in thousands)
Statements of Operations
Operating lease costs	$439	$439

	Three Months Ended March 31,
	2022	2021
	(unaudited; in thousands)
Statements of Cash Flows
Operating cash flows from operating leases - cash paid for operating leases	$508	$489

The following table summarizes the lease terms and discount rates for the Company's leases as of March 31, 2022:

(unaudited)
Weighted-average remaining lease term (in years)	2.40
Weighted-average discount rate	11%
The following table summarizes the maturities of the Company's lease liabilities for each year ending December 31, as of March 31, 2022:

(unaudited; in thousands)
2022	$1,534
2023	2,017
2024	1,371
Total undiscounted cash flows	4,922
Less: amount representing interest	(618)
Present value of lease liabilities	$4,304

Current portion	$1,642
Long-term portion	2,662
Total	$4,304
8.    Debt Financing
Build-to-Suit Obligation with Trinity
The Company has a build-to-suit arrangement (the “Agreement”) with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) to finance the third-party construction of the Company's commercial coating and primary packaging system (the “Equipment”), which was delivered to the Company's CMO in the first quarter of 2021 for installation and qualification. Under the Agreement, Trinity provided the Company $14.0 million for equipment costs and associated soft costs (“Total Cost”), with an initial drawdown of $5.0 million and additional drawdowns in increments of not less than $0.5 million. Under the Agreement, each individual drawdown represented a separate financing arrangement with its own term and stated interest rate, which varied from 9.43% to 9.93%. Each drawdown was non-cancelable, with no prepayment options. In consideration of the financing arrangement, as collateral, the Company granted Trinity a first-priority lien and security interest in substantially all of the Company's assets.

On May 27, 2020, the Company entered into the First Amendment to Lease Documents (the “Trinity Amendment”). The Trinity Amendment, among other things, extended each individual drawdown term from 36 months to 42 months by providing for an interest-only period from May 2020 through October 2020. Additionally, the Trinity Amendment removed all end-of-term options other than the option to purchase the equipment at 12% of the Total Cost, which is equal to the total drawdown amount (“Purchase Option Fee”). The security interest will terminate on the earlier to occur of (i) the date that falls six (6) months after the delivery and installation of the Equipment or (ii) payment in full of all amounts owed. The Company accounted for the Trinity Amendment as a debt modification under ASC 470-50, as the amended terms were not substantially different from the terms of the Agreement.
On March 11, 2022, the Company entered into a Second Amendment to Lease Documents (the “Second Amendment”) with Trinity. The Second Amendment, among other things, provided for an upfront payment of $2.0 million in lease payments from the Company to Trinity on the date of the Second Amendment, modified the remaining monthly lease payments and Purchase Option Fee payments due under the Agreement to $215,441 per month from April 1, 2022 to December 1, 2022, established a minimum cash covenant equal to three times the remaining aggregate amount of lease payments due, and amended the definition of material adverse event, certain events of default, and certain operating covenants. The Company accounted for the Trinity Amendment as a debt modification under ASC 470-50, as the amended terms were not substantially different from the terms of the Agreement. The modification resulted in an interest rate of approximately 15.2% and an effective interest rate of approximately 26.85% for the modified term.
The Company determined that it controls the Equipment during the construction period due to its involvement in and its obligations related to the construction of the Equipment. Accordingly, construction costs incurred were recorded as construction-in-progress, a component of property and equipment on the balance sheet, and the Trinity financing obligation was recorded as a build-to-suit obligation on the balance sheet. As of March 31, 2022, the Company had an aggregate commercial coating and primary packaging system construction-in-progress balance of $5.5 million.
The Trinity build-to-suit arrangement requires compliance with various affirmative and restrictive covenants in regard to maintaining a minimum cash balance equal to three times the remaining aggregate amount of lease payments due, making certain investments and other restricted payments, engaging in mergers or consolidations, and the sale or transfer of certain assets. Failure to comply with any of these covenants, or pay principal, interest or other amounts when due, would constitute an event of default under the applicable agreement. The Company was in compliance with its covenants with respect to the Trinity build-to-suit arrangement as of March 31, 2022.
The following table summarizes the Company's build-to-suit obligation as of March 31, 2022 (unaudited; in thousands):

Build-to-suit obligation principal amount	$1,822
Less: unamortized discounts and issuance costs	(83)
Build-to-suit obligation, net of debt issuance costs and discount	$1,739

The following table summarizes future minimum payments on the Company’s build-to-suit obligation as of March 31, 2022:

	Principal	Interest	Total
	(unaudited; in thousands)
2022	1,822	117	1,939
The following table summarizes interest incurred on the Company's build-to-suit obligation for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(unaudited; in thousands)
Build-to-suit obligation, cash interest expense	$83	$197
Build-to-suit obligation, effective interest expense	56	137
Less: build-to-suit obligation, interest capitalized	(67)	(242)
Build-to-suit obligation interest expense	$72	$92

The Company did not capitalize any interest after the impairment of the Company's long-lived assets and all construction period interest was recorded as an impairment loss in the Company's condensed statement of operations for the three months ended March 31, 2022.
9.    Stockholders' Equity
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
2020 Shelf Registration Statement
The Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on April 16, 2020 (the “2020 Shelf Registration Statement”). The 2020 Shelf Registration Statement provides the Company with the ability to issue common stock and other securities as described in the registration statement from time to time up to an aggregate amount of $74.5 million, of which approximately $3.7 million was available at March 31, 2022.
Offering - February 2022
On February 8, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) related to the public offering by the Company of 1,464,284 units (“Units”), each consisting of one share of the Company's common stock and one Series F Common Stock Purchase Warrant (“Series F Warrant”) to purchase one share of the Company's common stock, at a public offering price of $10.50 per Unit (the "February 2022 Offering"). The Company also granted Maxim an option for a period of 30 days to purchase up to an additional 219,642 shares of common stock and/or additional Series F Warrants to purchase up to 219,642 shares of common stock. Maxim partially exercised the option and purchased the additional Series F Warrants to purchase up to 219,642 shares of common stock. The option to purchase additional shares of common stock expired unexercised. The net proceeds from the offering and the exercise by Maxim of the option to purchase the additional Series F Warrants were approximately $14.1 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. The offering was made pursuant to the 2021 Shelf Registration Statement and a prospectus supplement and accompanying prospectus filed with the SEC.
At-the-Market Offering Programs
At-the-Market Offering Program - 2021
On June 28, 2021, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (together, the “Sales Agents”) to establish an at-the-market offering program (the “2021 ATM”), under which the Company may sell from time to time, at its option, up to an aggregate of $30.0 million of shares of its common stock. Shares sold under the 2021 ATM are issued pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 28, 2021. The Company is required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and has also agreed to provide the Sales Agents with customary indemnification rights. During the three months ended March 31, 2022, no shares of the Company's stock were sold under the program. As of March 31, 2022, the Company has up to approximately $25.0 million available to be offered and sold under the 2021 ATM.
At-the-Market Offering Program - 2020
On June 8, 2020, the Company entered into a sales agreement with BTIG, LLC ("BTIG"), as sales agent, to establish an at-the-market offering program (“2020 ATM”), under which the Company was permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. The Company was required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the three months ended March 31, 2021, the Company issued and sold 2,369 shares of its common stock at an average price of $45.82 per share under the 2020 ATM with aggregate net proceeds of less than $1,000 after deducting commissions and offering expenses payable by the Company. The shares were sold pursuant to the Company’s 2020 Shelf Registration Statement and a prospectus supplement dated June 8, 2020. No shares remain available for sale under the 2020 ATM.

Common Stock Warrants
The following table summarizes the Company's issued and outstanding common stock warrants:

	Warrants Outstanding as of	Issued	Exercised	Expired	Warrants Outstanding as of	Exercise Price per Share	Expiration Date
	December 31, 2021				March 31, 2022
		unaudited
Series F - February 2022	—	1,683,929	—	—	1,683,929	$10.5000	02/10/27
Series E - March 2020	18,022	—	—	—	18,022	$28.0875	03/06/25
Series C - February 2020	646	—	—	—	646	$22.7500	02/14/25
Trinity - September 2018	2,142	—	—	—	2,142	$125.7480	09/25/25
Total	20,810	1,683,929	—	—	1,704,739
Each warrant grants the holder the right to purchase one share of common stock. Equity warrants are recorded at their relative fair market value in the stockholders’ equity section of the balance sheet. The Company’s equity warrants can only be settled through the issuance of shares.
Series F Warrants
The Company evaluated the Series F Warrants under ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined permanent equity treatment was appropriate for these freestanding financial instruments. The February 2022 Offering did not include any embedded features that would require bifurcation. Each Series F Warrant grants the holder the right to purchase one share of common stock, subject to proportional adjustments in the event of stock splits, combinations or similar events. The Series F Warrants do not have any dividend or liquidation preferences or participation rights. Subject to certain conditions, the warrants are exercisable on a cashless basis, and subject to certain beneficial ownership limitations, any unexercised Series F Warrants will be automatically exercised via cashless exercise on the expiration date pursuant to the terms of the Series F Warrants. Subject to certain exceptions, the Series F Warrants contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the Series F Warrants.
10.    Stock-Based Compensation
The following table summarizes activity under the Amended and Restated 2014 Equity and Incentive Plan (“2014 Plan”) the 2012 Stock Incentive Plan and inducement grants issued to new employees outside of the 2014 Plan in accordance with Nasdaq Listing Rule 5635(c)(4) for the three months ended March 31, 2022 (unaudited):

	Number of Shares Subject to Outstanding Stock Options	Weighted-Average Exercise Price per Share	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value per Share
Outstanding at January 1, 2022	151,727	$71.53	28,388	$34.86
Granted	1,768	$8.22	—
Released	—		(3,525)	$42.04
Canceled/forfeited/expired	(11,814)	$91.05	(1,305)	$39.17
Outstanding at March 31, 2022	141,681	$69.11	23,558	$33.54
On January 1, 2022, the number of shares of common stock authorized for issuance under the 2014 Plan was increased by 120,205 shares pursuant to the automatic annual increase provisions of the 2014 Plan. As of March 31, 2022, 139,998 shares of common stock were available for issuance under the 2014 Plan.

Stock-Based Compensation Expense
The following table summarizes the Company's stock compensation expense for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(unaudited; in thousands)
Research and development	$116	$138
General and administrative	318	272
Total	$434	$410

11.    Commitments and Contingencies
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
The agreements call for annual fees of $4.6 million in 2022, $11.5 million in 2023 and $14.0 million in 2024 and beyond, to be paid in equal monthly installments. The annual fee includes the production of a defined number of units with an option to purchase additional units at a defined price, technology transfer in 2022, and other operating expenses. The agreement contains negotiated representations and warranties, indemnification, limitations of liability, and other provisions. The initial term of the manufacturing and supply agreement continues until the seventh anniversary of the date on which the Company receives NDA approval of M207 in the United States.
The Company may terminate the agreements upon denial of regulatory approvals or if regulatory approvals are withdrawn under certain circumstances for the cost to remove the Company's equipment and restore the CMO's facility, which is recorded as a current liability on the balance sheet. The Company may also elect to terminate the contracts for convenience, which would result in cancellation fees in the amount of 50% of the annual fee due in the year that the contract is terminated, and costs to remove the Company's equipment and restore the CMO's facility. The Company or the CMO may terminate the agreement for the other’s uncured material breach, uncured force majeure or bankruptcy or insolvency-related events.
The Company has non-cancelable commitments with this CMO for the construction of manufacturing space and technology transfer fees totaling $3.3 million, of which $1.3 million was a current liability on the balance sheet as of March 31, 2022.
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
Indemnification and Guarantees
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations. The Company also has indemnification obligations to its officers and directors for specified events or occurrences, subject to some limits, while they are serving at the Company’s request in such capacities. There have been no claims to date and the Company has director and officer insurance that may enable the Company to recover a portion of any amounts paid for future potential claims. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2022.
Legal Proceedings
The Company is not party to any material pending legal proceedings. However, it may from time to time, become involved in lawsuits and legal proceedings, which arise in the ordinary course of business. Lawsuits and legal proceedings are subject to inherent uncertainties and an adverse result in any lawsuit or legal proceeding may materially adversely affect the Company's business, financial condition and results of operations. The Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. To the extent that there is a reasonable possibility that a loss exceeding amounts already recognized may be incurred and the amount of such additional loss would be material, the Company will either disclose the estimated additional loss or state that such an estimate cannot be made.

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
We have no product sales to date, and we will not have product sales unless and until we receive approval from the U.S. Food and Drug Administration (the "FDA"), or equivalent foreign regulatory bodies, to market and sell any product candidates. Accordingly, our success depends not only on the development, but also on our ability to finance the development of any product candidates. We will require substantial additional funding to complete development and seek regulatory approval for any products. In addition, our clinical and pre-commercial manufacturing activities have been suspended following our March 2022 and April 2022 workforce reductions.
M207 for Migraine
Our recent development efforts were focused on our product candidate, M207, our proprietary formulation of zolmitriptan delivered utilizing our System. Zolmitriptan is one of a class of serotonin receptor agonists known as triptans and is used as an acute treatment for migraine. Migraine is a debilitating neurological disease, symptoms of which include moderate to severe headache pain, nausea and vomiting, and abnormal sensitivity to light and sound. M207 was developed with the intent of providing faster onset of efficacy and sustained freedom from migraine symptoms. M207 is designed to provide rapid absorption of zolmitriptan into the bloodstream without dependence on the gastrointestinal (“GI”) tract.
We submitted a 505(b)(2) New Drug Application (“NDA”) for M207 to the FDA on December 20, 2019, and on October 20, 2020, we received a Complete Response Letter (“CRL”) from the FDA with respect to the NDA. The CRL cited inconsistent zolmitriptan exposure levels observed across clinical pharmacology studies, which had been previously identified in the FDA’s discipline review letter that we received on September 29, 2020. Specifically, the CRL noted differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our trials and inadequate PK bridging between the lots that made interpretation of some safety data unclear. The CRL referenced unexpected high plasma concentrations of zolmitriptan observed in five study subjects enrolled in our PK studies. The FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development. The CRL noted that additional product quality validation data, which were planned to be submitted following approval, if received, were required to be submitted with the application. In addition, the CRL mentioned that due to U.S. Government and/or Agency-wide restrictions on travel, inspections of our contract manufacturing and/or critical subcontractor facilities were not able to be conducted before the FDA's goal date for completing its review of the original NDA, but that such inspections would be required and would have to be conducted before the application may be approved. In addition, a pre-approval inspection of our Fremont, California facility by the FDA is expected. However, following a March 2022 workforce reduction, we would need to hire additional employees to support any pre-approval inspection.
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
On October 4, 2021, we announced that we had received preliminary top-line results from the PK study and had been granted a Type C written response-only meeting with the FDA regarding the resubmission of the M207 NDA. The study included 48 healthy volunteers and evaluated approximately 2,500 samples utilizing lots of M207 produced with two different pieces of manufacturing equipment. The study was designed to evaluate safety and the pharmacokinetics of M207 compared to a control of two 5 mg doses of intranasal zolmitriptan. The safety assessment showed that M207 was generally well tolerated, consistent with previous studies. The PK study data showed that there were no outliers with unexpected high plasma concentrations of zolmitriptan, which was a focus of the FDA as identified in the CRL for the original M207 NDA. The FDA had also raised questions regarding differences in zolmitriptan exposures observed between subjects receiving different lots of M207 in our clinical trials. The PK study data showed that drug plasma concentration levels of M207 produced on manufacturing equipment at our Fremont, California facility, which produced M207 patches for our long-term safety study, were lower compared to control and to M207 produced by alternative equipment, that was the basis for our Phase 2/3 clinical efficacy data in our original NDA submission, but within ranges consistent with approved therapeutic dose levels of zolmitriptan. On October 25, 2021, we received full data tables from our PK study, which were consistent with the top-line results announced on October 4, 2021. On October 27, 2021, we submitted a briefing package to the FDA in advance of the Type C written-response-only meeting previously granted by the FDA to obtain feedback on our strategy for resubmitting the M207 505(b)(2) NDA.
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
On February 17, 2022, we received a response letter from the FDA (the "FDA Notice") with regard to our January 18, 2022 NDA resubmission. The FDA Notice stated that the FDA did not consider the resubmitted M207 NDA to be a complete response to the deficiencies identified in the FDA’s October 20, 2020 CRL, and that the FDA will not begin substantive review of the application until a complete response is received. Among other things, the FDA Notice stated that our strategy for establishing a PK bridge to the Listed Drug by relying primarily on data from the Study CP-2021-001 was not acceptable, due in part to differences between the design of Study CP-2021-001, which compared the PK of M207 to two sequential doses of the Listed Drug, and the criteria for re-dosing set forth in the labeling instructions for the Listed Drug. The FDA Notice described alternative methods through which we may establish a PK bridge to the Listed Drug, including: (i) by demonstrating bioequivalence to the Listed Drug using standard criteria for all PK exposure metrics, including through a combination of relevant PK data and modeling or simulation procedures; or (ii) by conducting a relative bioavailability study in healthy volunteer subjects.
On April 14, 2022, the FDA granted us a twelve-month extension until April 20, 2023 to resubmit our M207 NDA without considering the application to have been withdrawn. However, in order to preserve our capital and cash resources, we have suspended our M207 program, manufacturing operations at our Fremont, California facility and activities at our third-party contract manufacturing organizations ("CMOs") related to the qualification of commercial manufacturing equipment. We currently do not have capital or resources to continue with the development of M207 or resubmission of the M207 NDA.
Reverse Stock Split
On April 8, 2022, at a special meeting of stockholders, our stockholders approved a proposal authorizing our board of directors, in its discretion, to effect a reverse stock split of our outstanding shares of common stock at a ratio ranging from 1-for-5 to 1-for-50 to be determined by the board of directors and effected, if at all, no later than May 16, 2022. On April 8, 2022, our board of directors approved a 1-for-35 reverse stock split of our outstanding common stock. A Certificate of Amendment to the Amended and Restated Certificate of Incorporation effecting the reverse stock split was filed with the Secretary of State of the State of Delaware on April 11, 2022 and the reverse stock split became effective. At the effective time, every thirty-five shares of common stock issued and outstanding were automatically combined into one share of issued and outstanding common stock. The par value remained unchanged at $0.0001 per share. No fractional shares of common stock were issued in the reverse stock split, but in lieu thereof, each holder of common stock who would otherwise have been entitled to a fraction of a share in the reverse stock split received a cash payment. A proportionate adjustment was made to the per share exercise price, if applicable, and the number of shares issuable upon the exercise or vesting of outstanding equity awards, options and warrants to purchase shares of our common stock and to the number of shares reserved for issuance pursuant to our equity incentive compensation plans. The reverse stock split affected all stockholders of our common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. As a result of the reverse stock split, the number of our outstanding shares of common stock as of April 11,2022 decreased from 171,579,255 (pre-split) shares to 4,902,260 (post-split) shares. Unless otherwise noted, all share and per share information included in this Quarterly Report on Form 10Q have been retroactively adjusted to give effect to the reverse stock split.
The reverse stock split did not affect the number of shares of common stock authorized for issuance under our certificate of incorporation, which remained at 250,000,000 shares.
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
While there have been no significant changes to our existing critical accounting policies which are included in Note 2. Summary of Significant Accounting Policies to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 17, 2022, we believe that beginning with the quarter ended March 31, 2022, the accounting policy discussed below is critical to understanding our historical and future performance, as this policy relates to a significant area involving management’s judgments and estimates.
Impairment of Long-Lived Assets
We evaluate our long-lived assets for indications of possible impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.
Financial Operations Overview
General
Since inception, we have incurred recurring operating losses and negative cash flows from operating activities, and expect to incur significant losses in the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $395.5 million and approximately $13.5 million in cash and cash equivalents. As of May 11, 2022, we had approximately $9.9 million of cash and cash equivalents, which is not sufficient to fund our anticipated level of operations and meet our obligations as they become due within twelve months following the date of filing of this Quarterly Report on Form 10-Q. If we are not able to obtain required funding in the near future or obtain funding on favorable terms it will have a material adverse effect on our operations. Without additional capital, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations. Our ability to raise capital is limited by the significant decline in our market capitalization and current market conditions.
We do not have capital or resources to continue with the development of M207 or resubmission of the M207 NDA and we have suspended our M207 program, manufacturing operations at our Fremont, California facility and activities at our third-party CMO"s related to the qualification of commercial manufacturing equipment.
We have retained SierraConstellation Partners, LLC, as an independent financial advisor to assist in exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and restructuring, amendment or refinancing of existing liabilities. We are also evaluating various alternatives to improve our liquidity, including but not limited to, further reductions of operating expenditures and other contractual obligations.

There can be no assurances that we will be able to successfully raise capital, improve our financial position and liquidity, restructure our obligations, enter into any asset or equity sale, joint venture or partnership opportunity and/or otherwise achieve any of these objectives.
We are seeking opportunities to evaluate collaborations with strategic partners to further the clinical development of our technology. However, we cannot forecast with any degree of certainty if we will receive additional capital or collaboration revenue in the future, as a result of any partnership that we might pursue for any potential future use of our technology or how such arrangements would affect our development plans or capital requirements. As a result of these uncertainties, we are unable to determine the duration and completion of costs of research and development projects or if, when and to what extent we will generate revenue. Additionally, a future collaborative partner may only be interested in applying our technology in the development and advancement of their own product candidates.
The aforementioned factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
•Expenses related to the production of our System, including the purchase of active pharmaceutical ingredients and raw materials as well as fees paid to CMOs;
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
In the three months ended March 31, 2022, our research and development efforts and resources focused primarily on advancing the development of M207.
General and administrative expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit and tax services and other general operating expenses not otherwise included in research and development. We expect that our general and administrative expenses may increase as we pursue strategic options.
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
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(unaudited; in thousands, except percentages)
Service revenue	$132	$258	$(126)	(49)%
Operating expenses:
Cost of service revenue	$86	$162	$(76)	(47)%
Research and development	$4,481	$5,330	$(849)	(16)%
General and administrative	$2,942	$2,814	$128	5%
Impairment Loss	$25,941	$—	$25,941	N/A

Other income (expense):
Interest income	$2	$1	$1	100%
Interest expense	$(73)	$(97)	$24	(25)%
Other income (expense), net	$(20)	$2	$(22)	*

* Not meaningful.
Service revenue
For the three months ended March 31, 2022, service revenue decreased approximately $0.1 million, or 49% as compared to the same period in 2021. The decrease is a result of only one remaining active feasibility study related to an agreement with a pharmaceutical company as compared to three such active studies in the three months ended March 31, 2021. We expect this study to be complete in the second quarter of 2022. We do not anticipate having additional service revenue unless and until we enter into new agreements.
Cost of service revenue
For the three months ended March 31, 2022, cost of service revenue decreased approximately $0.1 million, or 47% as compared to the same period in 2021. The decrease is a result of only one remaining active feasibility study related to an agreement with a pharmaceutical company as compared to three such active studies in the three months ended March 31, 2021. We expect this study to be completed in the second quarter of 2022. We do not anticipate having additional cost of service revenue unless and until we enter into new agreements.
Research and development expenses
Research and development expenses decreased approximately $0.8 million, or 16%, for the three months ended March 31, 2022, as compared to the same period in 2021. The decrease was primarily due to a decrease of $0.6 million in employee and consulting expenses and $0.3 million in spending for clinical trials, offset by a $0.1 million increase in pre-commercial activities.
General and administrative expenses
General and administrative expenses increased approximately $0.1 million, or 5%, for the three months ended March 31, 2022, as compared to the same period in 2021. The change was primarily due to an increase of $0.5 million in professional service fees to our financial and legal advisors and $0.2 million for services related to our special stockholders' meeting, offset by $0.6 million in lower employee related expenses.

Impairment loss
Impairment loss of $25.9 million for the three months ended March 31, 2022 was triggered by the receipt of the FDA Notice on February 17, 2022. The impairment loss was primarily related to the write-down of specialized equipment and related manufacturing space for the commercial manufacture of our suspended M207 program.
Other income (expense)
Interest income. For the three months ended March 31, 2022 and 2021, interest income resulted primarily from interest recognized related to investments in marketable securities classified as cash equivalents.
Interest expense. For the three months ended March 31, 2022 and 2021, interest expense consisted primarily of interest and amortization of debt discount. The decrease in interest expense resulted from a lower outstanding balance on our build-to-suit obligation with Trinity Funding 1, LLC (successor to Trinity Capital Fund III, L.P.) (“Trinity”) during the three months ended March 31, 2022 as compared to the same period in 2021. For the three months ended March 31, 2022 and 2021, we capitalized a portion of interest paid to Trinity as construction-in-progress. Capitalization of interest ended upon the receipt of the February 2022 FDA Notice.
Liquidity and Capital Resources
Our liquidity and capital resources are summarized as follows:

	March 31, 2022	December 31, 2021
	(unaudited; in thousands)	(in thousands)
Cash and cash equivalents	$13,529	$11,043
Working capital*	$5,902	$476
Accumulated deficit	$(395,524)	$(362,115)

* We define working capital as current assets less current liabilities. See our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our current assets and current liabilities.
As of March 31, 2022, we had approximately $13.5 million in cash and cash equivalents, $5.9 million of working capital and an accumulated deficit of $395.5 million. The increase in cash and cash equivalents and working capital as of March 31, 2022 as compared to December 31, 2021 was primarily the result of cash received from the sale of shares of our common stock and warrants, offset by our loss from operations and our payments to Trinity.
As of May 11, 2022, we had approximately $9.9 million of cash and cash equivalents which is not sufficient to fund our anticipated level of operations and meet our obligations as they become due within twelve months following the date of filing of this Quarterly Report on Form 10-Q. The aforementioned factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements. If we are not able to obtain required funding in the near future or obtain funding on favorable terms it will have a material adverse effect on our operations. Without additional capital, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations. Additionally, our ability to raise capital is limited by the significant decline in our market capitalization and current market conditions.
We have retained SierraConstellation Partners, LLC, as an independent financial advisor to assist in exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and restructuring, amendment or refinancing of existing liabilities. We are also evaluating various alternatives to improve our liquidity, including but not limited to, further reductions of operating expenditures and other contractual obligations. However, there can be no assurances that we will be able to successfully raise capital, improve our financial position and liquidity, restructure our obligations, enter into any asset or equity sale, joint venture or partnership opportunity and/or otherwise achieve any of these objectives.
In 2020 and 2021, we filed shelf registration statements on Form S-3 with the SEC to provide us with the ability to issue common stock and other securities as described in the registration statements. We currently have approximately $120.6 million available on the two outstanding shelf registration statements. However, our ability to complete the sale of equity securities and access the market as a source of liquidity is dependent on investor demand, market conditions and other factors. Therefore, we can provide no assurance that any such offering will be on terms favorable to us or our stockholders, or that such offering will be successful at all. In addition, our ability to raise capital will be limited by the significant decline in our market capitalization.

As of May 11, 2022, our market capitalization was approximately $8.1 million and, as a result, any significant capital raise may result in a change of control and require shareholder approval.
We expect to incur additional significant losses in the future and without additional capital, we may be required to further reduce our operating expenses, sell or license our technologies, clinical product candidate, or programs, if any, out-license intellectual property rights to our transdermal delivery technology, or a combination of the above, which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.
Currently, we do not have capital or resources to continue with the development of M207 or resubmission of the M207 NDA and we have suspended our M207 program, manufacturing operations at our Fremont, California facility and activities at our third-party CMOs related to the qualification of commercial manufacturing equipment, which may limit our ability to obtain financing for our operations.
Cash Flows

	Three Months Ended March 31,
	2022	2021
	(unaudited; in thousands)
Net cash provided by (used in):
Operating activities	$(8,540)	$(7,460)
Investing activities	(65)	(3,236)
Financing activities	11,091	2,315
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,486	$(8,381)
Operating Cash Flow: Net cash used in operating activities for the three months ended March 31 in both 2022 and 2021 was primarily related to personnel, manufacturing, facility and technology transfer and development costs in conjunction with services performed by our contract manufacturers, pre-commercial activities and other administrative expenses incurred in the course of our continuing operations. The changes in net cash used in operating activities were primarily related to our net loss, working capital fluctuations and changes in our non-cash expenses, all of which are highly variable.
Net cash used in operating activities for the three months ended March 31, 2022 of $8.5 million was primarily due to our net loss of $33.4 million, adjusted for non-cash items of $27.2 million, consisting primarily of a $25.9 million impairment loss, $0.4 million of stock-based compensation, $0.3 million of depreciation and amortization, $0.3 million of change in operating lease right-of-use assets and $0.2 million for accretion of an asset retirement obligation. Additionally, we used cash of $1.5 million for changes in prepaid and other assets and $0.8 million for current liabilities. Net cash used in operating activities for the three months ended March 31, 2021 of $7.5 million was primarily due to our net loss of $8.1 million adjusted for non-cash stock-based compensation of $0.4 million and depreciation and amortization of $0.4 million and an increase in our prepaid expenses of $1.1 million, offset by an increase in accounts payable and accrued compensation and other accrued liabilities of approximately $1.0 million.
Investing Cash Flow: Net cash used in investing activities of $0.1 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively was the result of property and equipment purchases to support our pre-commercialization activities.
Financing Cash Flow: Net cash provided by financing activities of $11.1 million for the three months ended March 31, 2022 was primarily due to the net cash proceeds of $14.2 million from the public offering of common stock and warrants. These proceeds were offset by repayments on the Trinity build-to-suit obligation of $3.1 million. See below for further discussion of our financing activities during the first three months of 2022. Net cash provided by financing activities of $2.3 million for the three months ended March 31, 2021 was primarily due to the proceeds from the issuance of common stock from the exercise of warrants of $3.4 million. These proceeds were offset by repayments on the Trinity build-to-suit obligation of $1.2 million.

Offering - February 2022
On February 8, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC (“Maxim”) related to the public offering by us of 1,464,284 units (“Units”), each consisting of one share of our common stock and one Series F Common Stock Purchase Warrant (“Series F Warrant”) to purchase one share of our common stock, at a public offering price of $10.50 per Unit (the "February 2022 Offering"). We also granted Maxim an option for a period of 30 days to purchase up to an additional 219,642 shares of common stock and/or additional Series F Warrants to purchase up to 219,642 shares of common stock. Maxim partially exercised the option and purchased the additional Series F Warrants to purchase up to 219,642 shares of common stock. The option to purchase additional shares of common stock expired unexercised. The net proceeds from the offering and the exercise by Maxim of the option to purchase the additional Series F Warrants were approximately $14.1 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. The offering was made pursuant to a 2021 shelf registration statement and a prospectus supplement and accompanying prospectus filed with the SEC.
At-the-Market Offering Programs
At-the-Market Offering Program - 2021
On June 28, 2021, we entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC (together, the “Sales Agents”) to establish an at-the-market offering program (the “2021 ATM”), under which we may sell from time to time, at our option, up to an aggregate of $30.0 million of shares of our common stock. Shares sold under the 2021 ATM are issued pursuant to a 2020 Shelf Registration Statement and a prospectus supplement dated June 28, 2021. We are required to pay the Sales Agents a commission of 3% of the gross proceeds from the sale of shares and have also agreed to provide the Sales Agents with customary indemnification rights. During the three months ended March 31, 2022, no shares of our stock were sold under the program. As of March 31, 2022, we have up to approximately $25.0 million available to be offered and sold under the 2021 ATM.
At-the-Market Offering Program - 2020
On June 8, 2020, we entered into a sales agreement with BTIG, LLC ("BTIG") as sales agent, to establish an at-the-market offering program (“2020 ATM”), under which we were permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $20.0 million. We were required to pay BTIG a commission of 3% of the gross proceeds from the sale of shares and also agreed to provide BTIG with customary indemnification rights. During the three months ended March 31, 2021, we issued and sold 2,369 shares of our common stock at an average price of $45.82 per share under the 2020 ATM with aggregate net proceeds of less than $1,000 after deducting commissions and offering expenses payable by us. The shares were sold pursuant to the 2020 shelf registration statement and a prospectus supplement dated June 8, 2020. No shares remain available for sale under the 2020 ATM.
Trinity Second Amendment
On March 11, 2022, we entered into a Second Amendment to Lease Documents (the “Second Amendment”) with Trinity. The Second Amendment, among other things, provided for an upfront payment of $2.0 million in lease payments to Trinity on the date of the Second Amendment, modified the remaining monthly lease payments and Purchase Option Fee payments due under the Agreement to $215,441 per month from April 1, 2022 to December 1, 2022, established a minimum cash covenant equal to three times the remaining aggregate amount of lease payments due, and amended the definition of material adverse event, certain events of default, and certain operating covenants.
Contractual Obligations
During the three months ended March 31, 2022, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, filed with the SEC on March 17, 2022, other than the fulfillment of existing obligations in the ordinary course of business. See Note 11. Commitments and Contingencies of the Notes to Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information regarding our contractual obligations.
Recently Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies of the Notes to Financial Statements included in Item 1 Part I of this Quarterly Report on Form 10-Q for a summary of Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks in the ordinary course of our business. Some of the securities that we invest in have market risk where a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, as well as investments in marketable securities. We had cash and cash equivalents of $13.5 million as of March 31, 2022, which consisted of bank deposits and money market accounts. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from any investment in marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Act of 1933, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
We are not party to any material pending legal proceedings. However, we may from time to time, become involved in lawsuits and legal proceedings, which arise in the ordinary course of business. Lawsuits and legal proceedings are subject to inherent uncertainties and an adverse result in any lawsuit or legal proceeding may materially adversely affect our business, financial condition and results of operations. In addition, even if not meritorious, these matters could result in the expenditure of significant financial resources and diversion of management efforts.

Item 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, as well as general economic and business risks, and all of the other information contained in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, and other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). Any of the following risks could have a material adverse effect on our business, results of operations, financial condition and prospects and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Any of the following risks and uncertainties are, and will be, exacerbated by COVID-19 pandemic and any worsening of the global business and economic environment as a result.
RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL
We will need to obtain substantial additional funding to fund our operations, and we will not be able to continue as a going concern if we are unable to do so. Without additional capital, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations. Our ability to raise capital is limited by the significant decline in our market capitalization and current market conditions.
Developing and commercializing biopharmaceutical products, including launching new products into the marketplace and conducting preclinical studies and clinical trials, is an expensive and highly uncertain process that takes years to complete. Since inception, we have generated no revenues from product sales. We are not approved to make and have not made any commercial sales of products. As of March 31, 2022, we had an accumulated deficit of $395.5 million and approximately $13.5 million in cash and cash equivalents as well as negative cash flows from operating activities. We do not have sufficient cash and cash equivalents to fund our anticipated level of operations as they become due during the twelve months following the date of filing of this Quarterly Report on Form 10-Q. We will need substantial additional capital to fund our operations, and we will not be able to continue as a going concern if we are unable to do so. Without additional capital, our liquidity, financial condition and business prospects will be materially and adversely affected, and we may have to cease operations.
If we resume our product development activities, we expect that our product development activities will require additional significant operating and capital expenditures resulting in negative cash flow for the foreseeable future.
We would expect to finance our cash needs through a combination of equity offerings, debt financing and license and collaboration agreements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
However, adequate and additional funding may not be available to us on acceptable terms or at all. Our ability to raise capital is limited by the significant decline in our market capitalization and the current market conditions. As of May 11, 2022, our market capitalization was approximately $8.1 million and, as a result, any significant capital raise may result in a change of control and require a shareholder vote. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends on our common stock. Also, the Series F Warrants issued in connection with our February 2022 public offering contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the Series F Warrants.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our research programs or product candidates or grant licenses on terms that may not be favorable to us.
Moreover, our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern which may discourage some third parties from contracting with us and some investors from purchasing our stock or providing alternative capital financing, which could adversely affect our business, financial condition, cash flows, results of operations and prospects. Additionally, the COVID-19 pandemic has caused volatility in the global financial markets and threatened a slowdown in the global economy, which may adversely affect our ability to raise additional capital on attractive terms or at all. A recession, depression or other sustained adverse market event resulting from the spread of COVID-19, including any strains or variants of the virus, may also limit our ability to obtain financing for our operations. The uncertainty regarding our ability to obtain additional capital or meet future liquidity requirements raises substantial doubt about our ability to continue as a going concern.
As described elsewhere in this Quarterly Report on Form 10-Q, we have retained SierraConstellation Partners, LLC as an independent financial advisor to assist in exploring financial and strategic alternatives to maximize value, which may include, but not be limited to, asset or equity sales, joint venture and partnership opportunities, and restructuring, amendment or refinancing of existing liabilities. We are also evaluating various alternatives to improve our liquidity, including but not limited to, further reductions of operating and capital expenditures and other contractual obligations. However, there can be no assurances that we will be able to successfully raise capital, improve our financial position and liquidity, restructure our obligations, enter into any asset or equity sale, joint venture or partnership opportunity and/or otherwise achieve any of these objectives.
We have a history of operating losses. We expect to continue to incur significant losses in the foreseeable future and are not likely to become profitable.
Since inception, we have incurred significant operating losses. For the year ended December 31, 2021 and the three months ended March 31, 2022, we incurred net losses of $29.9 million and $33.4 million, respectively, and, as of March 31, 2022, we had an accumulated deficit of $395.5 million. We expect to continue to incur additional significant operating losses and anticipate that our expenses will increase in the foreseeable future. Even if we resume our product development activities and we succeed in developing, obtaining regulatory approval for and commercializing M207 or any other product candidates that we develop, because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict that we will ever be able to manufacture, distribute and sell any of our products profitably, and we may never generate revenue that is significant enough to achieve or maintain profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis.
We have made significant investments in property and equipment, and, in the quarter ended March 31, 2022, we recorded an impairment of our long-lived property and equipment and right-of-use assets in the amount of $25.9 million, or approximately 71% of the carrying value at the date of impairment, and, in the future, we could see further impairment of our long-lived property and equipment and right-of-use assets if our estimates of future undiscounted cash flows are not greater than the carrying value of the long-lived assets. Additionally, if we commit to a plan to sell our property and equipment, any amount that we receive for the assets may be significantly less than fair value.
We made significant investments in property and equipment in advance of any FDA approval of M207 and as a result of the FDA notification on February 17, 2022 that the FDA will not begin substantive review of our resubmitted M207 NDA until a complete response is received, we suspended our M207 program. We determined that receipt of the FDA Notice on February 17, 2022 was an indicator of impairment and performed an impairment analysis of our property and equipment and right-of-use assets as of that date. The analysis determined that the fair value of the assets, which was calculated using the cost approach for property and equipment and a market approach for right-of-use assets, was lower than the carrying value. Accordingly, we recorded an impairment loss of $25.9 million for the three months ended March 31, 2022, consisting of $24.8 million of property and equipment and $1.1 million of right-of-use assets. The impairment loss was primarily related to the write-down of specialized equipment and related manufacturing space for the commercial manufacture of our suspended M207 program.
We will continue to evaluate our long-lived assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any future impairment analysis, may result in further write-downs of our property and equipment and right-of-use assets, which could be material. Additionally, if we commit to a plan to sell our property and equipment assets, the amount that we may receive for the assets could be significantly less than fair value.

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
Although our business was formed in 2006, we have had limited operations since that time and we are only able to manufacture our product candidates on a limited scale at the Fremont, California site. Our operations to date have been focused on developing and securing our proprietary technology and pursuing opportunities internally and, in some cases, with certain strategic partners to further the potential clinical and commercial development of product candidates where we believe our System may offer advantages, and pre-commercialization efforts for M207. In April 2022 we decided to suspend our M207 program to preserve our capital and cash resources. We currently do not have capital or resources to continue with the development of M207 or resubmission of the M207 NDA. If we resume our M207 program, the successful commercialization of M207 or any other product candidate will require us to perform a variety of functions, including:
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
On February 17, 2022, we received a response letter from the FDA with regard to our January 18, 2022 resubmission of the M207 NDA. The response letter stated that the FDA did not consider the resubmitted M207 NDA to be a complete response to the deficiencies identified in the FDA’s October 20, 2020 CRL, and that the FDA will not begin substantive review of the application until a complete response is received. Among other things, the FDA’s response letter stated that our strategy for establishing a PK bridge to the Listed Drug by relying primarily on data from the Study CP-2021-001 was not acceptable, due in part to differences between the design of Study CP-2021-001, which compared the PK of M207 to two sequential doses of the Listed Drug, and the criteria for re-dosing set forth in the labeling instructions for the Listed Drug. The FDA’s response letter described alternative methods through which we may establish a PK bridge to the Listed Drug, including: (i) by demonstrating bioequivalence to the Listed Drug using standard criteria for all PK exposure metrics, including through a combination of relevant PK data and modeling or simulation procedures; or (ii) by conducting a relative bioavailability study in healthy volunteer subjects. On April 14, 2022, the FDA provided us with an extension, allowing us to resubmit the M207 NDA until April 20, 2023 without considering the application to have been withdrawn. However, in April 2022 we decided to suspend our M207 program to preserve our capital and cash resources. We currently do not have capital or resources to continue with the development of M207 or resubmission of the M207 NDA. Even if we are able to successfully resume our M207 program and resubmit the M207 NDA, there is no guarantee that we will be able to adequately address the issues raised to the FDA’s satisfaction. For example, if the FDA does not allow us to resubmit our M207 NDA using our existing PK data comparing ZOMIG® nasal spray and patches produced on manufacturing equipment at our Fremont, California facility that also produced patches for our long-term safety study, then the approval pathway for M207 will likely take significantly longer than expected, cost significantly more than anticipated, and may not be successful.
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
The Long-term Safety Study (“LTSS”) for M207 was an important step in the development of M207. If we are to resume our M207 program, and the results from the study do not establish the safety of M207 to the FDA's satisfaction, the regulatory approval process could be delayed or failed, and our business could be adversely affected.
In February 2019, we announced the completion of the final phase of our LTSS where more than 50 evaluable subjects were treated for a year, and in September 2019, we announced the presentation of final results from the LTSS at the 19th Congress of the International Headache Society in Dublin, Ireland. Although we have currently suspended development of M207, if we resume activities for M207 and successfully resubmit the M207 NDA, we expect that the results of the LTSS will need to support the safety of M207 for the acute treatment of migraine. If the results do not provide sufficient evidence for the FDA to determine the safety of M207, we could be required to conduct additional clinical or preclinical studies. Also, even though we have discussed our development strategy with the FDA on our M207 program and received feedback from the FDA about the size and the length of the safety study, the FDA may require us to provide more data than we currently anticipate before approving M207, if ever, which would further delay the regulatory approval process and require additional clinical or preclinical work; for example, in the CRL, the FDA recommended that we conduct a repeat bioequivalence study comparing lots manufactured with the equipment used during development.
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
If we resume our product development activities, we plan to seek FDA approval through the 505(b)(2) regulatory pathway for our product candidates. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the Federal Food, Drug and Cosmetics Act (“FDCA”). Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant.
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
Disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing any clinical trials.
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
The COVID-19 pandemic, including any strains or variants of the virus, could adversely impact our business.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities have been closed and production has been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. If COVID-19, including any strains or variants of the virus, continues to spread in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and any future clinical trials, including:
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
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA began conducting voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites in circumstances where the FDA determines that such remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. Since that time, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions or conduct necessary site inspections, including any such inspections that may be required for the FDA to review any NDA resubmission for M207, which could have a material adverse effect on our business.
We or any of our current or future partners may choose not to continue developing a product or product candidate at any time during development, or commercialize it after approval, which would reduce or eliminate our potential return on investment for that product or product candidate.
At any time, we or any partners with whom we currently collaborate or collaborate with in the future may decide to discontinue the development of a marketed product or product candidate or not to continue commercializing a marketed product or a product candidate for a variety of reasons, including the appearance of new technologies that make our product obsolete, insufficient funding or resources, the position of our partner in the market, competition from another product, or changes in or failure to comply with applicable regulatory requirements. For example, in April 2022 we decided to suspend development of M207 to preserve our capital and resources. If we or our partners terminate a program in which we have invested significant resources, we will not receive any return on our investment, and we will have lost the opportunity to allocate those resources to potentially more productive uses. If one of our future partners terminates a development program or ceases to market an approved or commercial product, we will not receive any future milestone payments or royalties relating to that program or product under a partnership agreement with that party.
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
Any product candidates we develop may have undesirable side effects or have characteristics that are unexpected. These could be attributed to the active ingredient or class of drug or to our unique formulation of our product candidates, or other potentially harmful characteristics. Such characteristics could cause us, our IRBs, clinical trial sites, the FDA or other regulatory authorities to interrupt, delay or halt clinical trials, including the imposition of clinical holds, and could result in a more restrictive label or delay, denial or withdrawal of regulatory approval, which may harm our business, financial condition and prospects significantly.
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
Any failure or delay in our internal manufacturing operations or those of our CMOs could delay the development, regulatory approval and commercialization, if approved, of any of our product candidates. We and our CMOs may encounter difficulties involving, among other things, material supplies, production yields, regulatory compliance, quality control and quality assurance, and shortages of qualified personnel. The manufacturing facilities in which our product candidates, are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. We may incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Regulatory approval and/or the potential commercialization of our product candidates could be impeded, delayed, limited or denied if the FDA does not authorize the manufacturing processes and facilities in which such product candidates are made.
For example, if the NDA for M207 is successfully resubmitted and approved, we expect that we will only be able to produce limited quantities of M207 at our Fremont, California location and we will not be able to produce M207 drug product on our manufacturing equipment at our third-party CMOs without obtaining subsequent FDA approvals, which may require us to conduct additional clinical studies and incur significant time and cost, and we may not be successful. If we are unable to manufacture M207 on our manufacturing lines at our CMOs, it will limit our product availability and materially adversely impact our business.
Difficulties in relevant manufacturing processes and facilities implicated could result in supply shortfalls of any of our product candidates, if approved, and could delay our preclinical studies, clinical trials and regulatory submissions with respect thereto. In addition, supplies of our product candidates that have been produced and are stored for later use, may degrade, become contaminated or suffer other quality defects (including in connection with any shipment thereof), which may cause the affected drug product to no longer be suitable for its intended use in clinical trials or other development activities. If the defective drug product cannot be replaced in a timely fashion, we may incur significant delays in our development programs that could adversely affect the value of such product candidate.

We have only manufactured our proposed product candidates for our clinical trials and we have no experience manufacturing on a commercial scale.
We have limited experience manufacturing our product candidates, and to date have only manufactured our product candidates for our clinical trials. If any of our product candidates are approved, we will need to scale up our own capabilities and/or those of CMOs to support the production of commercial level quantities of our product candidates, which may require expensive process improvements. We may not be able to successfully produce, develop and market our product candidates, or we may be delayed in doing so. Significant scale up of manufacturing may also require process improvements as well as additional technologies, validation and PK studies, which are costly, may not be successful and which the FDA must review and authorize. If we or our CMOs are unable to establish a new manufacturing facility or expand existing manufacturing facilities, purchase equipment, hire adequate personnel to support our manufacturing efforts, or comply with cGMPs, or implement necessary process improvements, we may be unable to produce commercial materials or meet demand, if any should develop, for M207 or our other product candidates. Any such failure would have a material adverse effect on our business, financial condition and results of operations.
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
Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund our expenses. We may seek to collaborate with third parties for certain of our development programs, and for the commercialization of our product candidates, if approved. For example, in August 2020, we entered into a commercialization agreement with Eversana for the commercialization of M207, if approved by the FDA. See the risk factor titled “We have no experience selling, marketing or distributing approved product candidates and have no internal capabilities to do so, and, if we resume our M207 program, we will rely on Eversana or other third parties for the commercialization of M207, and we and they may not be able to effectively market, sell and distribute M207, if approved” for additional information regarding our agreement with Eversana.
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

RISKS RELATED TO MARKETING AND SALE OF OUR PRODUCTS
We have no experience selling, marketing or distributing approved product candidates and currently have no internal capabilities to do so, and, if we resume our M207 program, we will rely on Eversana or other third parties for the commercialization of M207, and we and they may not be able to effectively market, sell and distribute M207, if approved.
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
If we resume our M207 program, and M207, if approved, does not obtain sufficient market share against competitive products, we may not achieve substantial product revenues and our business will suffer.
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
If we resume our M207 program, and M207 is approved for commercialization, we will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial and other resources than we do, as well as significantly greater experience in:
•developing drugs;
•undertaking preclinical testing and human clinical trials;
•obtaining FDA and other regulatory approvals of drugs;
•formulating and manufacturing drugs; and
•launching, marketing and selling drugs.
The development and commercialization of new products to treat migraine is highly competitive. If we resume our M207 program, and M207 is approved for commercialization, we expect to have considerable competition from major pharmaceutical, biotechnology, specialty pharmaceutical and medical device companies. Companies marketing products or have product candidates that treat migraine that may compete with M207, include but are not limited to, Teva Pharmaceutical Industries, GlaxoSmithKline, Eli Lilly & Company, AstraZeneca, Novartis, Allergan, Biohaven Pharmaceuticals, Lundbeck, Amgen, Merck & Co., Pfizer, Janssen Pharmaceutica, Endo International, Assertio, Upsher-Smith Laboratories, Satsuma Pharmaceuticals, Supernus Pharmaceutical, Currax Pharmaceuticals, Impel NeuroPharma, Axsome Therapeutics, electroCore, eNeura, Cefaly, Theranica, Amneal Pharmaceuticals and generic manufacturers of acute and preventive therapies.

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
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, fires, extreme weather conditions, medical pandemics and epidemics, such as the novel coronavirus (COVID-19) outbreak, war or other armed conflict, including Russia's invasion of Ukraine, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. We do not carry insurance for all categories of risk that our business may encounter. Many of these events are beyond our control and the occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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
If we resume our product development activities, we intend to pursue FDA approval for M207 and potential future product candidates under Section 505(b)(2) of the FDCA. Such submissions involve significant costs, and we may also encounter difficulties or delays in obtaining regulatory approval for M207 or any other product candidates under Section 505(b)(2).
If we resume our product development activities, we intend to pursue regulatory approval for M207 and potentially for any other product candidates, pursuant to Section 505(b)(2) of the FDCA. A Section 505(b)(2) application is a type of NDA that enables the applicant to rely, in part, on the FDA’s findings of safety and efficacy of a previously approved product for which the applicant has no right of reference, or published literature, in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. Such applications involve significant costs, including filing fees.
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
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Most healthcare providers, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA. While we do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly regulated under HIPAA, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
We may also be subject to other state laws governing the privacy, processing and protection of personal information. For example, the State of California enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states. Additionally, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Similar laws have passed in Virginia, Colorado and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing personal data of individuals within the EEA. The GDPR also provides that EU and EEA member states may make their own further laws and regulations, which may impose more limitations, including in relation to the processing of genetic, biometric or health data. This may result in differences between member state laws, limit our ability to use and share personal data, cause our costs to increase, and/or harm our business and/or financial condition. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in July 2020 by the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. The United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the United Kingdom under the United Kingdom GDPR (“UK GDPR”). This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, after the end of the transition period following the United Kingdom’s departure from the European Union, we are also subject to the UK GDPR, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Additionally, healthcare payers, including Medicare, are challenging the prices charged for medical products and services. Government and other healthcare payers increasingly attempt to contain healthcare costs by limiting both coverage and the level of reimbursement for drugs. Even if our product candidates are approved by the FDA, insurance coverage may not be available, and reimbursement levels may be inadequate, to cover the product candidates. If government and other healthcare payers do not provide adequate coverage and reimbursement levels for our product candidates, if approved, market acceptance of the product could be reduced.
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
Other federal legislative changes have been proposed and adopted since the ACA was enacted. These changes included an aggregate reduction in Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. These new laws and any other future legislative or policy changes may result in additional reductions in Medicare and other healthcare funding, which may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of our out-licensed products and product candidates (if and when approved) and accordingly, our financial results.
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
We are highly dependent on the technical, financial and business development expertise of our executive officers and other employees at our Fremont, California facility. A number of the employees terminated pursuant to our March 2022 and April 2022 workforce reductions had extensive knowledge of our technology and manufacturing processes, and the loss of technical expertise resulting from these workforce reductions, including, but not limited to, clinical and pre-commercial manufacturing expertise, will result in delays in product development if we resume our M207 program and diversion of management resources. In addition, if we are not able to adequately retain our officers or train and retain remaining staff at our Fremont, California facility, our ability to resubmit our NDA, obtain FDA approval and commercialize M207, if approved, will be impacted and our business will be materially adversely affected.
On October 22, 2021, Hayley Lewis resigned as our Senior Vice President, Operations. We cannot guarantee that we will not face similar turnover in the future, and our March 2022 and April 2022 workforce reductions are expected to make it more difficult to retain our existing employees. We do not have “key person” life insurance policies for any of our officers. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with any transition and the time and management attention needed to fill any vacant role could disrupt our business.

If we are unable to hire additional qualified personnel, our business may be harmed.
If we resume our M207 program, we will need to hire additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing and sales and marketing. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals is intense, and we cannot be certain that our search for such personnel will be successful. In March 2022 and April 2022, we implemented workforce reductions impacting approximately 31% and 37% of our employees, respectively. . This workforce reduction may make it more difficult to hire any additional employees in the future.
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
Our stock price has been and, in the future, may be subject to substantial volatility. During the period from January 2, 2018 through May 11, 2022, for example, our stock has traded in a range with a low of $1.33 and a high of $899.50 (as adjusted for the reverse stock split that was effected on April 11, 2022). The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. We do not, for example, have any explanations for the volatility in our stock price or the heavy volume of trading (on some days exceeding six times the number of shares outstanding) that occurred in our common stock in February and March of 2019. As a result of this volatility, investors may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
•our ability to meet Nasdaq minimum listing requirements; and
•issuances of our common stock pursuant to the exercise of outstanding warrants.
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
In the past, we have received written notices from Nasdaq indicating that we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5550(a)(2). Our most recent notice was received on June 1, 2021. Subsequent to our 1-for-35 reverse stock split of our common stock, Nasdaq notified us that we had regained compliance with the $1.00 minimum bid price requirement. However, as our stock price has been volatile, there can be no assurance that we will not fall out of compliance again in the future. Moreover, there is no guarantee that we will be in compliance with other Nasdaq listing criteria.

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
As of the date of this Quarterly Report, we had outstanding warrants to purchase 1.7 million shares of our common stock. We may find it more difficult to raise additional capital while these warrants are outstanding. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants. In addition, sales of shares of our common stock issuable upon exercise of the warrants could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock, and exercise of the warrants may cause dilution in the interests of other stockholders as a result of the additional common stock that would be issued upon exercise. Moreover, the Series F Warrants issued in connection with our February 2022 public offering contain a full-ratchet anti-dilution exercise price adjustment upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the Series F Warrants. Any downward adjustment of the exercise price for the Series F Warrants would result in us receiving less proceeds than we otherwise would and could result in potential dilution to our stockholders if such warrants were then exercised.
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

GENERAL RISK FACTORS
Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.
Despite the implementation of security measures, our information technology systems, and those of our CROs and other third-parties on which we rely, are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), malicious code, natural disasters, fire, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development and manufacturing programs. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party service providers and vendors may or could have access to our confidential information. If our third-party vendors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage.
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
We and certain of our third-party service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could result in the misappropriation and/or loss of confidential or personal information, and cause a material disruption of our development programs and business operations. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable data privacy and security law and regulations. We would be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and development of our product candidates could be delayed.
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

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Authorized Share Increase) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on January 24, 2018 (Reverse Stock Split) (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Commission on January 25, 2018)

3.5
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Zosano Pharma Corporation, filed on April 11, 2022 (Reverse Stock Split) (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 11, 2022)

4.1	Form of Series F Common Stock Purchase Warrant. (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 9, 2022)

10.1
Amendment No. 1 to Master Services Agreement, effective as of September 29, 2021, by and between Zosano Pharma Corporations and Eversana Life Science Services, LLC (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Commission on October 4, 2021)

10.2	Form of Voting Agreement (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Commission on February 9, 2022)

10.3
Second Amendment to Lease Documents, dated March 11, 2022, by and between the Company and Trinity Funding 1, LLC (incorporated by reference to Exhibit 10.43 to the registrant's Annual Report on Form 10-K filed with the Commission on March 17, 2022)

10.4
Underwriting Agreement, dated February 8, 2022, between Zosano Pharma Corporation and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to the registrant's Current Report on Form 8-K filed with the Commission on February 9, 2022)

10.5**
Zosano Pharma Corporation Retention Bonus Plan (incorporated by reference to Exhibit 10.44 to the registrant’s Amendment No. 1 to the Annual Report on Form 10-K filed with the Commission on April 29, 2022)

10.6*	Purchase Order #12400, dated April 11, 2022 between Zosano Pharma Corporation and Harro Hofliger Packaging Systems

31.1*	Certification of Principal Executive Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer and Chief Financial Officer, as required by rules 13a-14(b) and 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

#	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2022	Zosano Pharma Corporation (Registrant)

/s/ Steven Lo
Steven Lo
Chief Executive Officer (Principal Executive Officer)

/s/ Christine Matthews
Christine Matthews
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)